Form 10-K
period 1993-12-31
FORD HOLDINGS INC
filed 1994-03-28
CIK 857775

SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                      FORM 10-K



(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1993 OR

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                  to


                           Commission file number 0-18263


                                 FORD HOLDINGS, INC.
               (Exact name of registrant as specified in its charter)

       Delaware                                       38-2890269
     (State of incorporation)            (I.R.S. Employer Identification No.)

   The American Road, Dearborn, Michigan                  48121
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  313-322-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
       Title of each class                           which registered
- ------------------------------------          ----------------------------
[S]                                            [C]
Depositary Shares, each representing             New York Stock Exchange
1/4,000 of a share of Series A Cumulative
Preferred Stock, as described below

Depositary Shares, each representing             New York Stock Exchange
1/4,000 of a share of Series B Cumulative
Preferred Stock, as described below

Depositary Shares, each representing             New York Stock Exchange
1/4,000 of a share of Series C Cumulative
Preferred Stock, as described below




                        [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:


           Series A Cumulative Preferred Stock, par value $1.00 per share
                  (with an annual dividend rate of $8,000 per share
                 and a liquidation preference of $100,000 per share)
                                  (Title of Class)

           Series B Cumulative Preferred Stock, par value $1.00 per share
                  (with an annual dividend rate of $8,000 per share
                 and a liquidation preference of $100,000 per share)
                                  (Title of Class)

           Series C Cumulative Preferred Stock, par value $1.00 per share
                  (with an annual dividend rate of $7,120 per share
                 and a liquidation preference of $100,000 per share)
                                  (Title of Class)



          ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 1, 1994, the Registrant had outstanding 1,099 shares of Common Stock, all of which were held, directly or indirectly, by Ford Motor Company. The Registrant also had outstanding 8,000 shares of Flexible Rate Auction Preferred Stock (Exchange) having an aggregate liquidation preference of $800 million; 2,852.5882 shares of Series A Cumulative Preferred Stock having an aggregate liquidation preference of $285 million, 1,729.2907 shares of Series B Cumulative Preferred Stock having an aggregate liquidation preference of $173 million and 2,000.3835 shares of Series C Cumulative Preferred Stock having an aggregate liquidation preference of $200 million. None of the shares of preferred stock of the Registrant is held, directly or indirectly, by Ford Motor Company.




                        [Cover page 2 of 2 pages]

                                 PART I


Item 1.  Business
- -----------------

                                       GENERAL

         Ford Holdings, Inc. (the "Company" or "Ford Holdings") was incorporated on September 1, 1989 for the principal purpose of acquiring, owning and managing certain assets of Ford Motor Company ("Ford"). The Company's primary activities consist of consumer and commercial financing operations, insurance underwriting and equipment leasing. These activities are conducted through the Company's wholly owned subsidiaries, Associates First Capital Corporation and its subsidiaries ("The Associates"), The American Road Insurance Company and its subsidiaries ("American Road"), USL Capital Corporation (formerly United States Leasing International, Inc.) and its subsidiaries ("USL Capital"), Ford Motor Land Development Corporation and its subsidiaries ("Ford Land") and Ford Leasing Development Company and its subsidiaries ("Ford Leasing").

         The Associates, formerly a subsidiary of Paramount Communications Inc., was acquired by the Company on October 31, 1989. The Associates' primary business activities are consumer finance, commercial finance and insurance underwriting. The Associates conducts its operations primarily through its principal operating subsidiary, Associates Corporation of North America ("ACONA").

         American Road is principally engaged in underwriting insurance with respect to coverages for physical damage on vehicles financed through Ford Motor Credit Company ("Ford Credit"), a wholly owned subsidiary of Ford, credit life and credit disability insurance in connection with retail vehicle financing, and extended service plan products covering vehicle repairs on retail contracts. In addition, Ford Life Insurance Company ("Ford Life"), a wholly owned subsidiary of American Road, offers single premium deferred annuities.

         The principal business of USL Capital is the leasing and financing of office and other business and commercial equipment, the leasing and management of rail cars and commercial auto fleets, the leasing and financing of commercial aircraft, industrial and energy facilities, and equipment financing for state and local governments.

         Ford Land's principal business is real estate development and Ford Leasing's principal business is the leasing of dealership facilities to franchised Ford vehicle dealers.

         All the outstanding Common Stock of the Company, representing 75% of the combined voting power of all classes of capital stock of the Company, is owned, directly or indirectly, by Ford. The balance of the capital stock, consisting of shares of Flexible Rate Auction Preferred Stock (Exchange), Series A Cumulative Preferred Stock, Series B Cumulative Preferred Stock and Series C Cumulative Preferred Stock, accounts for the remaining 25% of the total voting power; none of the preferred stock is held, directly or indirectly, by Ford.

    The principal executive offices of the Company are located at The American Road, Dearborn, Michigan 48121, and its telephone number is (313) 322-3000.

- -----------------------------

                          BUSINESS OF THE COMPANY

         As indicated above, the Company is a holding company and conducts its operations through its subsidiaries. The Company, through its subsidiaries, operates in three business segments: consumer finance, commercial finance and insurance underwriting. The consumer finance segment (which includes certain operations of The Associates) is principally engaged in making and investing in residential real estate-secured receivables, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing purchases and providing other consumer financial services. The commercial finance segment (which includes the operations of USL Capital, Ford Land and Ford Leasing and certain operations of The Associates) is principally engaged in financing sales of transportation and industrial equipment, real estate development and leasing, and providing other financial services, including automobile club and relocation services. The insurance segment (which includes the operations of American Road and certain operations of The Associates) is engaged in, among other things, underwriting property, casualty, credit life and disability insurance products, and offering single premium deferred annuities.

         The business of each of the Company's principal subsidiaries is presented separately below. Segment information for the Company is set forth in Note 18 of Notes to Financial Statements, included on pages FH-19 and FH-20 of this Report.


THE ASSOCIATES

         The Associates' foreign subsidiaries and Associates Federal Savings and Loan Association (sometimes referred to herein, collectively, as the "transferred operations") were transferred out of The Associates prior to, and not included in, the acquisition of The Associates by the Company. To provide comparative data for periods prior to the transfer of these operations, certain information included under this Item 1. "Business-The Associates" has been reclassified with respect to the transferred operations.

         The Associates has approximately 1,390 branch offices in the United States and, as of December 31, 1993, employed approximately 12,400 persons. The Associates' primary business activities are consumer finance, commercial finance and insurance underwriting.
The Associates conducts its operations primarily through ACONA, its principal operating subsidiary.

- ----------------------------

          Selected Financial Data. The following table sets forth selected financial information of The Associates (in millions):

                                                       Year Ended or at December 31
                                        ---------------------------------------------------------------------
                                          1993           1992          1991           1990           1989
                                        --------       --------      ---------      ---------      ---------
Consolidated Statement of
 Income(a)
   Revenues                              $ 3,706        $ 3,347        $ 3,187        $ 2,726        $ 2,292
   Interest expense                        1,340          1,281          1,348          1,217          1,066
   Provision for losses on
     finance receivables                     477            513            434            310            229
   Operating income                          752            606            540            448            368
   Net income                                470            383(b)         347            288            279(c)

Consolidated Balance Sheet
   Finance receivables
     Consumer finance                    $20,496        $17,943        $15,335        $10,137        $ 7,943
     Commercial finance                    9,077          7,672          7,210          6,310          6,144
                                         -------        -------        -------        -------        -------
   Total receivables                      29,573         25,615         22,545         16,447         14,087
   Unearned finance income                 3,208          2,781          2,396          1,574          1,395
   Allowance for losses on
     finance receivables                     809            699            591            450            390
   Total assets                           27,696         24,034         21,551         16,881         15,057
   Total debt                             23,809         20,790         18,551         14,579         12,861
   Stockholder's equity                    2,506          2,062          1,868          1,375          1,232

(a) Excludes the results of the transferred operations, except as noted; the Consolidated Statement of Income for the year ended December 31, 1989 is unaudited.
(b) Includes net charge of $10 million representing the cumulative effects of changes in accounting principles.
(c) Includes the after-tax operating results of the transferred operations through October 30, 1989.

       Segment Data. The following table sets forth information by business segment of The Associates for the years ended December 31 (in millions):

                                     Business Segment
                                   --------------------
                                   Consumer  Commercial
                                   Finance   Finance(c)  Insurance  Other  Eliminations  Consolidated
                                   -------   ----------  ---------  -----  ------------  ------------

1993
   Revenues other than
    intersegment                   $ 2,444   $  991      $281      $ 15      $ (25)       $ 3,706
   Intersegment (a)                    106       20                           (126)
                                   -------   ------      ----      ----      -----        -------
      Total revenues               $ 2,550   $1,011      $281      $ 15      $(151)       $ 3,706
                                   =======   ======      ====      ====      =====        =======

   Operating income (b)            $   565   $  277                $(90)                  $   752
                                   =======   ======                ====                   =======

   Assets at December 31           $16,894   $9,851      $877      $ 74                   $27,696
                                   =======   ======      ====      ====                   =======

1992
   Revenues other than
    intersegment                   $ 2,200   $  902      $252      $ 14      $( 21)       $ 3,347
   Intersegment (a)                     95       33                           (128)
                                   -------   ------      ----      ----      -----        -------
      Total revenues               $ 2,295   $  935      $252      $ 14      $(149)       $ 3,347
                                   =======   ======      ====      ====      =====        =======

   Operating income (b)            $   450   $  249                $(93)                  $   606
                                   =======   ======                ====                   =======

   Assets at December 31           $15,109   $8,129      $736      $ 60                   $24,034
                                   =======   ======      ====      ====                   =======

1991
   Revenues other than
    intersegment                   $ 2,089   $  863      $256      $ 30      $( 51)       $ 3,187
   Intersegment (a)                     83       36                           (119)
                                   -------   ------      ----      ----      -----        -------
      Total revenues               $ 2,172   $  899      $256      $ 30      $(170)       $ 3,187
                                   =======   ======      ====      ====      =====        =======

   Operating income (b)            $   389   $  240                $(89)                  $   540
                                   =======   ======                ====                   =======

   Assets at December 31           $13,500   $7,319      $669      $ 63                   $21,551
                                   =======   ======      ====      ====                   =======

- -----------------
(a)  Represents the gross profit of the insurance operation which is attributable to the business segment which produced the
     business.
(b)  Operating income is earnings before provision for income taxes and cumulative effects of changes in accounting principles.
     Operating income produced by the finance operations from the sale of the insurance operation's products is included in the respective finance operation.
(c)  Includes information pertaining to the financing of
     manufactured housing purchases which are managed by the
     commercial operation.


Item 1. Business (Continued)
- ---------------------------

       Consumer Finance. Consumer finance consists of making and investing in residential real estate-secured loans to individuals, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing purchases, and providing other consumer financial services. In addition, The
Associates offers insurance to its consumer finance customers.

       Loans made to individuals are secured by mortgages on real property, by liens on personal property (the realizable value of which may be less than the amount of the loans secured) or are unsecured. At December 31, 1993, 74% of the gross outstanding balance of residential real estate-secured receivables was secured by first mortgages. At December 31, 1993, the gross consumer finance receivables included credit card receivables ($3.3 billion) owned or originated by Associates National Bank (Delaware), a subsidiary of The Associates.

       The interest rates currently charged on all types of consumer finance receivables average approximately 16% simple interest per annum. At December 31, 1993, the interest rates charged on approximately 38% of the net consumer finance receivables outstanding varied during the term of the contract at specified intervals in relation to a base rate established at the time the loan was made. State laws establish maximum allowable finance charges for certain consumer loans; approximately 91% of the outstanding gross consumer finance receivables were either not subject to such state maximums, or if subject, such maximum finance charges did not, in most cases, materially restrict the interest rates charged. Original maturities of residential real estate-secured receivables average 147 months and original maturities of other consumer receivables, excluding credit card and manufactured housing receivables, average 35 months. Original maturities of manufactured housing receivables average 240 months.

       Commercial Finance. Commercial finance consists of the purchase of time sales obligations and leases, direct leases and secured direct loans, and sales of other financial services, including automobile club, mortgage banking and relocation services. In addition, The Associates offers insurance to its commercial finance customers.

       The types of equipment financed or leased are heavy-duty trucks, truck trailers, autos and other transportation equipment, construction equipment, machinery used in various manufacturing and distribution processes and communications equipment. Except for lease transactions in which The Associates owns the equipment, liens on the equipment financed secure the receivables. In many cases, The Associates obtains the endorsement or a full or limited repurchase agreement of the seller or the manufacturer of the goods, and in some cases, a portion of the purchase price of the installment obligations is withheld as a reserve.

       At December 31, 1993, the interest rates charged on approximately 13% of the net commercial finance receivables were established to vary during the term of the contract in relation to a base rate. Commercial finance receivables are generally not subject to maximum finance charges established by state law and, where such restrictions apply, at the present time, they do not materially restrict the interest rates charged. The interest rates currently charged on all


Item 1. Business (Continued)
- ---------------------------

types of commercial finance receivables average approximately 9% simple interest per annum. Original maturities of the commercial receivables average 36 months.

       Volume of Financing. The following tables set forth the gross volume of finance business by major categories and average size and number of accounts based on gross finance receivables volume (excluding wholesale receivables) (dollar amounts in millions):


                         Gross Volume of Finance Receivables Purchased and Loans Made
                         ------------------------------------------------------------
                                   Consumer Finance                  Commercial Finance
                          -----------------------------------        ------------------
                                               Installment,
                          Residential         Manf'd. Housing         Heavy-Duty Truck
                          Real Estate-          and Credit             and Industrial
                            Secured                Card                  Equipment            Total
                          Receivables           Receivables             Receivables           Gross
                             (a)                    (a)                     (b)               Volume
                          -----------         -------------            ---------------        ------
Year Ended
December 31
   1993                   $4,518                 $9,382                   $9,955              $23,855
                              19%                    39%                      42%                 100%
   1992                   $4,480                 $6,940                   $7,329              $18,749
                              24%                    37%                      39%                 100%
   1991                   $5,194                 $6,672                   $6,697              $18,563
                              28%                    36%                      36%                 100%
   1990                   $1,946                 $5,153                   $5,904              $13,003
                              15%                    40%                      45%                 100%
   1989                   $1,713                 $4,024                   $6,134              $11,871
                              14%                    34%                      52%                 100%

- -----------------
(a) Included in 1993 are $182 million of gross residential real estate-secured and installment finance receivables attributable to the Allied Finance Company acquisition and $216 million of credit card receivables purchased from Great Western Financial Corporation. Included in 1992 are $305 million of gross residential real estate-secured and installment finance receivables purchased from Signal Financial Corporation and $795 million of gross residential real estate-secured and installment finance receivables attributable to the acquisition of First Family Financial Services H.C., Inc. Included in 1991 are $2.7 billion of gross residential real estate-secured finance receivables and contracts for the purchase of manufactured housing purchased from Ford Credit and $337 million of gross installment finance receivables attributable to the acquisition of Kentucky Finance Co., Inc. Included in 1990 are $606 million in gross residential real estate-secured receivables and installment finance receivables attributable to the acquisition of Mellon Financial Services Corporation.
(b) Included in 1993 are $597 million of gross heavy-duty truck and truck trailer finance receivables purchased from Mack Financial Corp. Included in 1992 are $57 million of gross industrial equipment finance receivables attributable to the acquisition of Trans-National Leasing, Inc. Included in 1991 are $931 million of gross industrial equipment finance receivables attributable to the acquisition of Chase Manhattan Leasing Company (Michigan), Inc. (renamed "Clark Credit").

- ---------------------------

                                            Average Size and Number of
                                Accounts Based on Gross Finance Receivables Volume
                                --------------------------------------------------
                                     Consumer Finance         Commercial Finance
                               ---------------------------    ------------------
                               Residential    Installment,    Heavy-Duty Truck
                               Real Estate-  Manf'd. Housing   and Industrial
                                 Secured     & Credit Card        Equipment
                               Receivables    Receivables      Receivables(a)
                               -----------   --------------   ----------------
Year Ended December 31
- ----------------------
1993 Average size               $46,659       $1,527           $48,216
  Number of accounts             96,833    6,141,881           113,766
1992 Average size               $42,489       $1,511           $41,191
  Number of accounts            105,436    4,594,106           105,533
1991 Average size               $44,253       $1,588           $30,094
  Number of accounts            117,365    4,201,643           140,962
1990 Average size               $36,020       $1,647           $44,308
  Number of accounts             54,029    3,129,480            80,197
1989 Average size               $31,023       $1,428           $41,431
  Number of accounts             55,222    2,817,470            80,513

____________
  (a)  Excludes wholesale receivables


       During 1993, 23% of the total gross volume of consumer loans, excluding credit card receivables, was made to current creditworthy customers that requested additional funds. The average balance prior to making an additional advance was $9,115 and the average additional advance was $3,112.

       Finance Receivables. The following tables set forth the amounts of gross finance receivables by major categories and average size and number of accounts (dollar amounts in millions):

                                        Gross Finance Receivables Held at End of Year
                                        ---------------------------------------------
                                       Consumer Finance             Commercial Finance
                                  ------------------------------   -------------------
                                  Residential     Installment,     Heavy-Duty Truck     Total
                                  Real Estate-   Manf'd. Housing    and Industrial      Gross
                                  Secured        & Credit Card        Equipment        Finance
                                  Receivables     Receivables        Receivables       Receivables
                                  -----------    ---------------   ----------------    -----------
At December 31
- --------------
   1993                            $10,626          $9,870         $9,077             $29,573
                                        36%             33%            31%                100%
   1992                            $ 9,820          $8,123         $7,672             $25,615
                                        38%             32%            30%                100%
   1991                            $ 8,146          $7,188         $7,210             $22,544
                                        36%             32%            32%                100%
   1990                            $ 4,901          $5,236         $6,310             $16,447
                                        30%             32%            38%                100%
   1989                            $ 3,766          $4,177         $6,144             $14,087
                                        27%             29%            44%                100%

- ----------------------------

                              Average Size and Number of Accounts
                   Based on Gross Finance Receivables Held at End of Year
                   ------------------------------------------------------
                                                        Consumer Finance                    Commercial Finance
                                             ---------------------------------------        ------------------
                                             Residential              Installment,          Heavy-Duty Truck
                                             Real Estate-            Manf'd. Housing         and Industrial
                                               Secured                & Credit Card              Equipment
                                             Receivables               Receivables             Receivables
                                             -----------             ---------------        ----------------
At December 31
- --------------
1993 Average size                                $37,787                $2,489                    $31,218
  Number of accounts                             281,206             3,965,781                    290,765
1992 Average size                                $36,725                $2,551                    $27,792
  Number of accounts                             267,394             3,183,747                    276,055
1991 Average size                                $33,829                $2,469                    $27,506
  Number of accounts                             240,798             2,910,995                    262,110
1990 Average size                                $33,928                $2,097                    $28,002
  Number of accounts                             144,438             2,496,411                    225,349
1989 Average size                                $32,310                $2,055                    $28,357
  Number of accounts                             116,570             2,032,490                    216,670



       The ten largest accounts at December 31, 1993, other than accounts with affiliates, represented less than 8/10 of one percent of the total gross finance receivables outstanding. Of such ten accounts, five were secured by heavy-duty trucks or truck trailers, two were secured by construction equipment, two were secured by a manufacturer's endorsement and related to communications equipment and one was secured by auto leasing arrangements. At December 31, 1993, the largest gross balance outstanding in such accounts was $31 million and the average gross balance was $25 million.

- ----------------------------

          Credit Loss and Delinquency Experience. The credit loss experience, net of recoveries, of the finance business is set forth in the following table (dollar amounts in millions):

                                                        Year Ended December 31
                                     ------------------------------------------------------
                                     1993         1992        1991         1990        1989
                                     ----         ----        ----         ----        ----

NET CREDIT LOSSES
 Consumer finance
  Amount                             $372         $383        $354         $255        $186
  % of average net receivables       2.19%        2.64%       2.84%        3.06%       2.59%
  % of receivables liquidated        3.41         4.57        5.65         5.51        5.05
 Commercial finance
  Amount                             $ 22         $ 42        $ 35         $ 23        $ 12
  % of average net receivables        .30%         .64%        .60%         .44%        .22%
  % of receivables liquidated         .26          .61         .61          .41         .20
 Total net credit losses
  Amount                             $394         $425        $389         $278        $198
  % of average net receivables       1.61%        2.02%       2.13%        2.03%       1.59%
  % of receivables liquidated        2.03         2.80        3.24         2.69        2.09
 ALLOWANCE FOR LOSSES
  Balance at end of period           $809         $699        $591         $450        $390
  % of net receivables               3.07%        3.06%       2.93%        3.02%       3.07%

           An analysis of The Associates' allowance for losses on finance receivables is as follows (in millions):

                                                 Year Ended December 31
                                          ----------------------------------
                                          1993            1992          1991
                                          ----            ----          ----
Beginning balance                         $699            $591          $450
  Additions                                477             513           434
  Recoveries                                88              72            54
  Losses                                  (482)           (497)         (443)
  Other adjustments, primarily
    reserves of acquired businesses         27              20            96
                                          ----            ----          ----
Ending balance                            $809            $699          $591
                                          ====            ====          ====

      The allowance for losses on finance receivables is based on percentages of net finance receivables established by management for each major category of receivables based on historical loss experience, plus an amount for possible adverse deviation from historical experience. Additions to the allowance are charged to the provision for losses on finance receivables.

- ----------------------------

         Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, The Associates' policy provides for charge-off of various types of accounts as follows: consumer direct installment receivables, except those collateralized by residential real estate, are charged to the allowance for losses when no cash payment has been received for six months; credit card receivables are charged to the allowance for losses when the receivable becomes contractually six months delinquent; all other finance receivables are charged to the allowance for losses when any of the following conditions occur:
(i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually one year delinquent. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

      Delinquency on consumer residential real estate-secured and direct installment and credit card receivables is determined by the date of the last cash payment received from the customer (recency of payment basis), a delinquent loan being one on which the customer has paid no cash whatsoever for a period of time. It is not The Associates' policy to accept token payments on delinquent accounts. A delinquent account on all types of receivables, other than consumer residential real estate-secured and direct installment and credit card receivables, is one on which the customer has not made payments as contractually agreed (contractual payment basis). Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management.

        The following tables show (i) the gross account balances delinquent 60 through 89 days, 90 days and more, and total gross balances delinquent 60 days and more; and (ii) total gross balances delinquent 60 days and more by type of business (dollar amounts in millions):

                                                       Gross Balances Delinquent
              --------------------------------------------------------------------------------------------------
                                                                                           Total
                     60-89 days                   90 days and more                     60 days and more
              ----------------------------   -----------------------------      --------------------------------
                                   % of                           % of                                   % of
                No.                  Out-      No.                 Out-         No.                       Out-
                of                  stand-     of                  stand-       of                       stand-
              Accts.       Amt.      ings    Accts.         Amt.   ings         Accts.         Amt.       ings
              ------      -----    ------    ------        -----  -------       ------         ----     -------

At Dec. 31
1993           47,431     $191       .65%     51,956        $237      .80%       99,387        $428       1.45%
1992           47,621      184       .72      46,142         238      .93        93,763         422       1.65
1991           45,247      206       .91      55,985         315     1.40       101,232         521       2.31
1990           42,184      163       .99      49,391         250     1.52        91,575         413       2.51
1989           30,730      128       .91      40,129         220     1.56        70,859         348       2.47

- ----------------------------

                           Gross                               Gross
                      Consumer Finance                  Commercial Finance                       Total Gross
              ------------------------------     -------------------------------      ----------------------------
                              Balances                              Balances                            Balances
                              Delinquent                            Delinquent                          Delinquent
                               60 days                               60 days                             60 days
                              and more                               and more                           and more
                           -----------------                      --------------                 -----------------
              Total                   % of        Total                  % of                              % of
              Out-                    Out-        Out-                   Out-         Out-                 Out-
              stand-                  stand-      stand-                 stand-       stand-              stand-
              ings         Amt.       ings        ings         Amt.      ings         ings       Amt.      ings
              -----        ----     --------     ------        -----     -------      ------     ----     -------
At Dec. 3l
- ----------
1993         $20,496       $380      1.85%       $9,077       $ 48        .53%        $29,573    $428       1.45%
1992          17,943        359      2.00         7,672         63        .82          25,615     422       1.65
1991          15,334        392      2.56         7,210        129       1.79          22,544     521       2.31
1990          10,137        283      2.79         6,310        130       2.06          16,447     413       2.51
1989           7,943        217      2.73         6,144        131       2.14          14,087     348       2.47


        Insurance Underwriting. The Associates is engaged in the property and casualty and accidental death and dismemberment insurance business through Associates Insurance Company ("AIC") and in the credit life, credit accident and health insurance business through Associates Financial Life Insurance Company ("AFLIC"), principally for customers of the finance operations of The Associates. At December 31, 1993, AIC was licensed to do business in 50 states, the District of Columbia and Canada, and AFLIC was licensed to do business in 49 states and the District of Columbia. In addition, The Associates receives compensation for certain insurance programs underwritten by other companies through marketing arrangements in a number of states.

      The operating income produced by the finance operations' sale of insurance products is included in the respective finance operations' operating income.

      The following table sets forth the net property and casualty insurance premiums written by major lines of business (in millions):


                                                      Year Ended December 31
                                        -----------------------------------------------
                                        1993        1992       1991     1990      1989
                                        ----        ----       ----     ----      ----
Automobile physical damage              $ 98        $ 80       $ 69     $ 87      $ 85
Fire and extended coverage                41          28         16       31        31
  Other liability(a)                      20          25         24       17        14
                                        ----        ----       ----     ----      ----
    Total net premiums written          $159        $133       $109     $135      $130
                                        ====        ====       ====     ====      ====

- ------------------
(a)  Includes contractual liability for auto club road service program.

- ----------------------------

      The following table sets forth the aggregate premium income relating to credit life, credit accident and health and accidental death and dismemberment insurance for the years indicated, and the life insurance in force (in millions):

                                            Premium     Life Insurance
                                            Income         in Force
                                            -------     --------------
Year Ended or at December 31
- ----------------------------
            1993                            $111         $6,954
            1992                              93          6,110
            1991                              84          5,534
            1990                              80          4,770
            1989                              79          5,080


           The following table summarizes the revenue of the insurance operation (in millions):

                                 Premium           Investment        Total
                                 Revenue(a)          Income         Revenue
                                 ----------        ----------       -------
Year Ended December 31
- ----------------------
              1993               $242                $39             $281
              1992                210                 41              251
              1991                203                 53              256
              1990                213                 58              271
              1989                197                 56              253

- ------------------
(a) Includes compensation for insurance programs underwritten by other companies through marketing arrangements.

     Competition and Regulation. The interest rates charged for the various classes of receivables of The Associates' finance business vary with the type of risk and maturity of the receivable and generally are affected by competition, current interest rates and, in some cases, governmental regulation. In addition to competition with finance companies, competition exists with, among others, commercial banks, thrift institutions, credit unions and retailers.

     Consumer finance operations are subject to detailed supervision by state authorities under legislation and regulations which generally require finance companies to be licensed and which, in many states, govern interest rates and charges, maximum amounts and maturities of credit and other terms and conditions of consumer finance transactions, including disclosure to a debtor of certain terms of each transaction. Licenses may be subject to revocation for violations of such laws and regulations. In some states, the commercial finance operations are subject to similar laws and regulations. Customers may seek damages for violations of state and Federal statutes and regulations governing lending practices, interest rates and other charges. Federal legislation preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative residential real estate-secured receivables, except

- ----------------------------

in those states which have specifically opted out of such preemption. Certain Federal and state statutes and regulations, among other things, require disclosure of the finance charges in terms of an annual percentage rate, make credit discrimination unlawful on a number of bases, require disclosure of a maximum rate of interest on variable or adjustable rate mortgage loans, and limit the types of security that may be taken in connection with non-purchase money consumer loans. Federal and state legislation, in addition to that mentioned above, has been, and from time to time may be, introduced which seeks to regulate the maximum interest rate and/or other charges on consumer finance receivables, including credit cards.

       Associates National Bank (Delaware) ("ANB") is under the supervision of, and subject to examination by, the Office of the Comptroller of the Currency. In addition, ANB is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Associates Investment Corporation is regulated by the FDIC and the Utah Department of Financial Institutions. Areas subject to regulation by these agencies include capital adequacy, loans, deposits, consumer protection, the payment of dividends and other aspects of operations.

       The insurance business is subject to detailed regulation, and premiums charged on certain lines of insurance are subject to limitation by state authorities. Most states in which insurance subsidiaries of The Associates are authorized to conduct business have enacted insurance holding company legislation pertaining to insurance companies and their affiliates. Generally, such laws provide, among other things, limitations on the amount of dividends payable by any insurance company and guidelines and standards with respect to dealings between insurance companies and affiliates.

       It is not possible to forecast the nature or the effect on future earnings or otherwise of present and future legislation, regulations and decisions with respect to the foregoing, or other related matters.


AMERICAN ROAD

       American Road was incorporated as a wholly owned subsidiary of Ford Credit in 1959 and was transferred to Ford Holdings in 1989. It is licensed in 50 states and the District of Columbia and in most provinces of Canada.

       The operations of American Road consist primarily of underwriting floor plan insurance related to substantially all new vehicle inventories of dealers financed at wholesale by Ford Credit in the United States and Canada, credit life and disability insurance in connection with retail vehicle financing, and insurance related to retail contracts sold by automobile dealers to cover vehicle repairs. In addition, Ford Life, a wholly owned subsidiary of American Road, offers single premium deferred annuities which are sold primarily through banks and brokerage firms. The obligations of Ford Life, including annuities, are guaranteed by American Road.

       In the second quarter of 1992, Ford Credit discontinued purchasing collateral protection insurance ("CPI") from American
Road for vehicles financed at retail by Ford Credit. This action continued to have a negative effect on

- ----------------------------

1993 earnings. The principal subsidiaries of American Road are Ford Life and Vista Life Insurance Company ("Vista Life"). Ford Life primarily offers annuities, credit life and disability insurance on vehicles and equipment financed at retail and Vista Life writes group credit life insurance and credit disability insurance on vehicles financed at retail. Vista Life Insurance Company of Texas, a subsidiary of American Road, was dissolved in April 1993.

       Total premiums written by American Road and its subsidiaries during the last five years were as follows (in millions): 1993:
$309; 1992: $235; 1991: $379; 1990: $437; and 1989: $913.  The
decrease in premiums written after 1989 resulted primarily from (1) the conversion in October 1989 of a significant portion of the Extended Service Plan from an American Road insurance product to a Ford service contract and (2) the discontinuance in the second quarter of 1992 of Ford Credit's purchase of CPI insurance from American Road. The 1993 increase in premiums written resulted primarily from higher vehicle sales and higher premium rates for floor plan insurance products.

     The following table summarizes the revenues and net income of American Road (in millions):

                             Revenues
          -----------------------------------------------
          Premiums   Investment   Annuities and                  Net
           Earned     Income      Other Income      Total      Income
          --------   ----------   -------------     -----      --------
1993        $465       $141         $130             $736       $ 79
1992         519        175           42              736         63(a)
1991         706        211            2              919        126
1990         764        149            4              917        103
1989         693        229            5              927        177

______________
(a) Includes increase of $16 million resulting from cumulative effect of adopting new accounting rules on income taxes.


     The detail of premiums earned by American Road was as follows
(in millions):

                                                 1993        1992       1991       1990        1989
                                                -----       -----      -----      ------      -----
Extended service contracts                       $211        $217       $318       $355        $322
Physical damage                                   139         176        227        228         208
Credit life and
  disability                                      115         126        161        181         163
                                                 ----        ----       ----       ----        ----
   Total                                         $465        $519       $706       $764        $693
                                                 ====        ====       ====       ====        ====

        The insurance industry is highly regulated by the states with respect to premium rates, policy terms, dividends, investments and many other aspects of the insurance business. American Road competes with many insurance companies and is not a significant factor in car and truck insurance underwriting. The principal competitors of Ford Life and Vista Life are life insurance companies that specialize in credit life and credit disability insurance and insurance companies that offer single premium deferred annuities.

- ----------------------------

USL CAPITAL

        USL Capital, a diversified commercial leasing and financing organization, originally incorporated in 1956, was acquired by Ford in 1987 and was transferred to Ford Holdings in 1989. In November 1993, the corporation's name was changed from United States Leasing International, Inc. to USL Capital Corporation. USL Capital provides financing to commercial and governmental entities principally in the United States, including: (i) leasing and financing of office, manufacturing, and other general-purpose business equipment; (ii) leasing and management of commercial fleets of automobiles, vans, and trucks; (iii) leasing and financing of large-balance transportation equipment (principally commercial aircraft, rail and marine equipment); (iv) acting as owner-trustee for certain leveraged leases for other investors; (v) first-mortgage, intermediate-term financing of commercial properties; (vi) financing of essential-use equipment for state and local governments; and (vii) purchase of industrial development, private activity and housing bonds and investment in publicly traded and privately placed preferred stocks and senior and subordinated debt of public and private companies. Certain of these financing transactions are carried on the books of Ford affiliates. At December 31, 1993, USL Capital had 682 full-time employees.

        Key Data. The following table sets forth certain data with respect to USL Capital's business for the periods ending on and as of the dates indicated (dollar amounts in millions):


                                                                December 31
                                    ------------------------------------------------------------
                                     1993         1992         1991        1990          1989(c)
                                    ------       --------     ------      ------        --------
Revenue                             $  565       $  501       $  500      $  503        $  556
Income before taxes                    122           89           86          51            32
Net income                              77           57(b)        55          24            19
Additions to earning assets          2,045        1,831        1,655       1,073           987
Earning assets at December 31        4,607        3,585        2,727       1,983         1,764

Business unit earning
 assets (% of total):
  Business equipment
    financing                           32%          39%          48%         53%           53%
  Fleet services                        10           12           12          25            28
  Transportation and
    industrial financing                24           21           16           7             5
  Rail services                          9            9            6           6             6
  Real estate financing                  9            9            9           5             1
  Municipal and
    corporate financing                 16           10            9           4             0
  Other(a)                               0            0            0           0             7
                                       ----         ----         ----        ----          ----
                Total                  100%         100%         100%        100%          100%
                                       ====         ====         ====        ====          ====

- ----------------
(a)    Principally businesses sold prior to December 31, 1990.
(b) Includes reduction of $3 million resulting from cumulative effect of adopting the new accounting standard on health care costs.
(c) Includes foreign operations of USL Capital (transferred to Ford subsidiaries in October 1989) through September 30, 1989.

- ----------------------------

       Credit Loss Experience. The management of credit exposure is an important element of USL Capital's business. USL Capital reviews the credit of all prospective customers, and manages concentration exposure by customer, collateral type and geographic distribution. It establishes appropriate loss allowances based on the credit characteristics and the loss experience for each type of business, and also establishes additional reserves for specific transactions if it believes this action is warranted. Delinquent receivables are reviewed by management monthly, and are generally written down to expected realizable value when, in the opinion of management, they become uncollectible or when they become more than 180 days past due. Collection activities continue on accounts written off when management believes such action is warranted.

       The table below summarizes certain information on USL
Capital's allowance for doubtful accounts at December 31 of the years indicated (dollar amounts in millions):

                                                 1993               1992              1991
                                               --------            --------         ---------
Allowance for doubtful accounts
 Beginning balance                              $   40              $   30            $   25
 Additions                                          25                  19                11
 Deductions                                        (10)                 (9)               (6)
                                                ------              ------            ------
 Ending balance                                 $   55              $   40            $   30
                                                ======              ======            ======

Percent of earning assets                          1.2%                1.1%              1.1%

Total balances of accounts
  receivable over 90 days
  past due at year end                          $   44              $   49            $   23
Percent of earning assets                          1.0%                1.4%              0.8%

Total earning assets
 Investments in
   finance leases - net                         $2,364              $2,075            $1,463
 Investments in
   operating leases - net                          695                 558               492
 Investments in leveraged
   leases - net                                    191                   4                 -
 Notes receivable                                  721                 502               416
 Investments in securities                         563                 329               236
 Inventory held for sale
   or lease                                         55                  97               100
 Investments in associated
   companies                                        18                  20                20
                                                ------              ------            ------
      Total earning assets                      $4,607              $3,585            $2,727
                                                ======              ======            ======


          Additions to the allowance for doubtful accounts for 1993 increased by $6 million from 1992, primarily as a result of the increase in earning assets as well as management's evaluation of the adequacy of the loss reserve. In addition, deductions in 1993 increased $1 million from 1992, the largest single transaction being less than $3 million.

- ----------------------------

      Total balances of accounts receivable over 90 days past due at year end 1993 decreased $5 million over 1992 primarily because of improved collection and workout activities as well as the write-down of several receivables which were delinquent at December 31, 1992, and which management has since deemed to be uncollectible.

      Residual Policy. The establishment and realization of residual values on both finance and operating leases are important elements of USL Capital's business. In general, finance leases are non-cancelable leases in which the lease payments over the term exceed the cost of the leased equipment plus financing and other expenses. Operating leases are usually of a shorter term and the lease payments by themselves are not sufficient to cover such cost and expenses. Full recovery of equipment cost is dependent upon selling or re-leasing the equipment.

      Residual values are established upon acquisition of the equipment based upon the estimated value of the equipment at the time USL Capital expects to dispose of the equipment under finance leases, and at the end of the equipment's expected useful life under operating leases. Periodically, USL Capital reviews its residual values, and if it determines there has been an other than temporary impairment in value, adjustments are made which result in an immediate charge to income and/or a reduction in earnings over the remaining term of the lease. Proceeds as a percentage of the adjusted residual values for finance leases were 215% in 1993, 129% in 1992, and 148% in 1991. Proceeds as a percentage of the adjusted residual values for operating leases were 115% in 1993, 1992 and 1991.

      Competition. In all of its financing programs, USL Capital competes with other leasing and finance companies, banks, lease brokers and investment banking firms who arrange for the financing and leasing of equipment, and manufacturers and vendors who sell, finance and lease their own products to customers.


FORD LAND

     Ford Land was formed by Ford in 1970 to implement a master plan for the development of 2,360 acres of vacant land in Dearborn, Michigan. Since then, Ford Land has expanded its activities to include non-automotive real estate development, management and development of land and facilities related to Ford operations. See
Item 2. "Properties" for a description of Ford Land's real estate holdings.

      The assets employed in, and revenues derived from, Ford Land are not significant in relation to the Company's consolidated operations.

- ----------------------------

FORD LEASING

      Ford Leasing, which was incorporated by Ford in 1960, acquires real property by purchase or lease and constructs facilities on such property for lease to franchised Ford car and truck dealers where private capital funding is unavailable. Ford Leasing provides dealers with facilities in key markets at affordable rental rates. It sells certain of those dealership facilities to the dealers, and sells to third parties property and facilities which are no longer needed for automobile dealerships.

     The assets employed in, and revenues derived from, Ford
Leasing are not significant in relation to the Company's consolidated operations.



Item 2.  Properties
- -------------------

     The furniture, equipment and other physical property owned by the Company and its subsidiaries are not significant in relation to total assets. Ford Land and its wholly owned subsidiaries own or lease real property consisting of 3,745 acres of land and 6.4 million square feet of improvements having a net book value of $476 million. Of the real property owned or leased by Ford Land and its subsidiaries, 872 acres of land and 3.7 million square feet of improvements are located within the Fairlane Development, a commercial, residential and recreational community being developed by Ford Land in Dearborn and Allen Park, Michigan. The balance of the properties are located in California, Colorado, New Jersey, Massachusetts, Ohio and Virginia. The finance operations of the Company's subsidiaries generally are conducted on leased premises under short-term operating leases normally not exceeding five years.


Item 3.  Legal Proceedings
- --------------------------

       Because the finance and insurance businesses involve the collection of numerous accounts, the validity and priority of liens, and loss or damage claims under many types of insurance policies, the finance and insurance subsidiaries of the Company are plaintiffs and defendants in numerous legal proceedings, including class action lawsuits. Neither the Company nor any of its subsidiaries is a party to, nor is the property thereof the subject of, any pending legal proceedings other than (i) ordinary routine litigation or (ii) litigation which should not have a material adverse impact on the consolidated financial position of the Company. There are no proceedings pending or, to the Company's knowledge, threatened by or on behalf of any administrative board or regulatory body which would materially affect or impair the right of the Company or any of its subsidiaries to carry on any of their respective businesses.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     At the Annual Meeting of Stockholders of the Company held on November 23, 1993 (the "Annual Meeting"), the holders of the outstanding shares of the Company's Common Stock elected the following nominees as directors of the Company: Wayland F. Blood, Malcolm S. Macdonald, Terrence F. Marrs, David N. McCammon, Stanley
A. Seneker and Kenneth Whipple. Each such person received 1,099 votes; no votes were cast against or withheld from the election of such directors and there were no broker nonvotes.

     Also at the Annual Meeting, the holders of the outstanding shares of the Company's Flexible Rate Auction Preferred Stock (Exchange), Series A Cumulative Preferred Stock, Series B Cumulative Preferred Stock and Series C Cumulative Preferred Stock elected the following nominees as directors of the Company by the following votes:

                           Votes         Votes        Votes         Broker
Nominee                     For         Against      Withheld      Nonvotes
- -------                     ---         -------      --------      --------
Dean E. Richardson      9,808.779        0            39.888        0

H. James Toffey, Jr.    9,808.719        0            39.948        0

        Also at the Annual Meeting, the holders of the Company's Common Stock, Flexible Rate Auction Preferred Stock (Exchange), Series A Cumulative Preferred Stock, Series B Cumulative Preferred Stock and Series C Cumulative Preferred Stock ratified the selection of
Cooper's & Lybrand to audit the Company's books of account and other corporate records for the year 1993 by the following votes:

                        Votes             Votes                       Broker
                         For             Against      Abstentions    Nonvotes
                         ---             -------      -----------    --------
Common Stock(a)         1,099.000           0             0             0

Flexible Rate
 Auction Preferred
 Stock (Exchange)(b)      120.719       0.377             0             0

Series A Cumulative
 Preferred Stock(b)        54.859       0.165         1.762             0

Series B Cumulative
 Preferred Stock(b)        32.742       0.069         0.434             0

Series C Cumulative
 Preferred Stock(b)        35.892       0.169         0.401             0

______________
(a) Holders of the outstanding shares of Common Stock had 75% of the combined voting power of all classes of capital stock.

(b) Holders of the outstanding shares of the Flexible Rate Auction Preferred Stock (Exchange), Series A Cumulative Preferred Stock, Series B Cumulative Preferred Stock and Series C Cumulative Preferred Stock together had the remaining 25% of the combined voting power of all classes of capital stock.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
- ----------------------------------------------------------

      All of the outstanding Common Stock of the Company is owned directly or indirectly by Ford as of March 1, 1994. There is no market for the Company's Common Stock.

      Dividends on the Common Stock will be paid when declared by the Board of Directors. No dividends have been paid to date.


Item 6.  Selected Financial Data
- --------------------------------

     The following table sets forth selected consolidated financial information regarding the operating results and financial position of the Company and its subsidiaries. The amounts shown for the years ended December 31, 1989 through 1993 represent the consolidated operating results and financial position of the subsidiaries of the Company then owned, directly or indirectly, by Ford. The reorganizations of these subsidiaries, which occurred in October 1989, have been accounted for at historical cost in a manner similar to a pooling-of-interests combination. This table includes The Associates' results for the two-month period ended December 31, 1989 and the full-years ended December 31, 1990 through 1993. The unaudited pro forma adjustments for 1989 reflect the estimated interest expense, net of related income taxes, that the Company would have incurred on the zero-coupon note issued in connection with the transfer from Ford to the Company of USL Capital's domestic operations as if such transfer had occurred on November 1, 1987, the date USL Capital was acquired by Ford. The unaudited pro forma net income for 1989 does not purport to represent what the Company's net income actually would have been had the zero coupon note in fact been issued on November 1, 1987. The information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes to financial statements included in this Report.

- --------------------------------------------

                                                               Year Ended or at December 31
                                          ------------------------------------------------------------------
                                          1993           1992            1991          1990            1989
                                          -------       --------        -------      --------        -------
                                                                    (in millions)

Consolidated Statement
of Income
- ----------------------
Total revenues                             $ 5,292       $ 4,817        $ 4,814       $ 4,361        $ 2,018
Interest expense                             1,751         1,658          1,718         1,563            383
Insurance claims                               498           567            664           672            530
Other expenses                               2,212         2,004          1,840         1,670            819
                                           -------       -------        -------       -------        -------
Income before income taxes
 and cumulative effects of
 changes in accounting
 principles                                    831           588            592           456            286
Provision for income
 taxes and minority
 interest in net income/
 (loss) of subsidiaries                        320           231            208           186             88
                                           -------       -------         ------       -------        -------
Net income before
 cumulative effects of
 changes in accounting
 principles                                    511           357            384           270            198
Cumulative effects of
 changes in accounting
 principles                                      -            26              -             -              -
                                           -------       -------        -------       -------        -------
Net income                                 $   511       $   383        $   384       $   270        $   198
                                           =======       =======        =======       =======        =======

Pro forma adjustments
 (Unaudited)
Interest on zero coupon
 note                                                                                                     25
Related taxes                                                                                              8
                                                                                                      ------
Pro forma net income
 (Unaudited)                                                                                          $  181
                                                                                                      ======

Dividends paid on
 Preferred Stock                           $    73       $    48        $    48       $    59        $     2

Consolidated Balance Sheet
- --------------------------
Cash and securities                        $ 5,100       $ 3,659        $ 2,981       $ 3,016        $ 3,110
Finance receivables, net                    24,568        20,750         18,362        13,465         11,461
Investments in leases, net                   5,415         4,607          3,718         3,161          2,929
Total assets                                38,599        32,731         28,780        23,564         21,757
Unearned insurance
 premiums                                      865           936          1,190         1,529          1,820
Debt                                        29,570        25,767         22,930        18,215         16,077
Stockholders' equity                         4,291         3,498          2,897         2,289          2,103

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
- ----------------------------------------------------------

Overview

       The Company's net income in 1993 was $511 million, up $128 million from the $383 million earned in 1992. The increase reflected higher levels of earning assets and lower credit and insurance losses.

       In 1992, the Company adopted major new accounting standards for postretirement benefits (principally retiree health care) and income taxes that resulted in a one-time increase in net income in 1992 for prior years of $26 million. Excluding the one-time effects of these accounting changes, the Company earned $357 million in 1992.

       Consolidated results reflect the acquisition-related costs of purchasing The Associates, including interest expense, goodwill, and adjustments to record the fair value of net assets acquired.
These adjustments will vary over time as the acquired assets and liabilities liquidate.

       The following discussion of the results of operations excludes the one-time effects associated with accounting changes in 1992 discussed above. The consolidated financial statements on pages FH-1 through FH-20 should be read as an integral part of this review.


Results of Operations:  1993 Compared With 1992


       The Associates earned $470 million in 1993, up $77 million from 1992. The increase resulted primarily from improved credit loss performance and higher levels of earning assets, partially offset by higher operating costs incurred to service higher receivables levels. During 1993 and 1992, The Associates made acquisitions of finance businesses and finance receivables, the most significant of which are described in Note 5 of the consolidated financial statements.

       American Road earned $79 million in 1993, compared with $47 million in 1992. The increase resulted primarily from improved underwriting experience in extended service plan and floor plan products, offset partially by lower investment income. Premiums written by American Road were $309 million in 1993, compared with $235 million a year ago. The increase in premiums written reflected higher vehicle sales and higher premium rates for floorplan insurance products.

       USL Capital earned $77 million in 1993, up $17 million from 1992. The improvement resulted primarily from higher earning assets and continued operating cost reductions.

       Ford Land and Ford Leasing, on a combined basis, earned $11 million in 1993, compared with a loss of $3 million in 1992.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)
- ----------------------------------------------------------

Historical Reference:  1992 Compared With 1991

       The Company's net income in 1992 was $357 million, compared with $384 million in 1991. As noted previously, these results exclude the one-time effects of accounting changes adopted in 1992.
The decrease in 1992 resulted from declines in insurance underwriting and investment income, offset in part by higher receivables levels and improved net interest margins.

       The Associates earned $393 million in 1992, up $46 million from 1991. The improvement resulted primarily from higher levels of receivables and improved net interest margins. A significant portion of the increase in receivables in 1992 resulted from purchases of assets from other finance companies.

       American Road earned $47 million in 1992, compared with $126 million in 1991. The decline resulted primarily from Ford Credit's discontinuance of the purchase of collateral protection insurance
("CPI") from American Road relating to vehicles financed at retail by Ford Credit. Lower investment income, reflecting primarily a smaller investment portfolio, also contributed to the decrease in American Road's earnings in 1992. Income on annuity contracts, which were first offered in October 1991, was a partial offset to these reductions. Premiums written by American Road were $235 million in 1992, down $144 million from 1991, reflecting lower CPI premiums.

       USL Capital earned $60 million in 1992, up $5 million from 1991. The improvement primarily resulted from an increase in average earning assets and operating cost efficiencies.

       Ford Land and Ford Leasing, on a combined basis, lost $3 million in 1992, compared with a loss of $5 million in 1991.


Liquidity and Capital Resources

Ford Holdings (Excluding Subsidiaries)
- --------------------------------------

       At December 31, 1993, Ford Holdings had outstanding debt of
$1.9 billion, all of which was long-term. All of the Ford Holdings debt held by nonaffiliated persons is guaranteed by Ford. Ford
Holdings had no contractually committed lines of credit at December
31, 1993. At December 31, 1993, Ford Holdings had outstanding 8,000 shares of its Flexible Rate Auction Preferred Stock (Exchange),
Series A through K, having an aggregate liquidation preference of $800 million, 2,849 shares of its Series A Cumulative Preferred
Stock having an aggregate liquidation preference of $285 million, 1,728 shares of its Series B Cumulative Preferred Stock having an aggregate liquidation preference of $173 million, and 2,000 shares of its Series C Cumulative Preferred Stock having an aggregate liquidation preference of $200 million. The latter two series of Preferred Stock were issued during 1993.

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (Continued)
- --------------------------------------------------------------------

Operating Subsidiaries of the Company
- -------------------------------------

       The Associates' primary sources of funds include sales of commercial paper, issuance of unsecured intermediate-term debt in the public and private markets, and credit facilities with commercial banks. At December 31, 1993, The Associates had contractually committed lines of credit with banks of $3.1 billion, with various maturities ranging from January 30, 1994 to December
31, 1994, none of which was utilized at December 31, 1993. Also, at December 31, 1993, The Associates had $4.1 billion of contractually committed revolving credit facilities with banks, with maturity dates ranging from February 1, 1994 through October
1, 1997, and $1.0 billion of contractually committed receivables sale facilities, $500 million of which are available through April
15, 1994 and $500 million of which are available through April 30, 1995; none of these facilities was in use at December 31, 1993.
Neither Ford nor Ford Holdings guarantees the debt of The
Associates. Payment of dividends by ACONA, the primary operating subsidiary of The Associates, is restricted under the provisions of certain debt agreements. (See Note 14 of the consolidated financial statements for additional information regarding dividend restrictions applicable to The Associates.) The Associates' profitability is not related to the business outlook for Ford and this situation is not expected to change in the future.

       American Road's principal sources of funds are insurance premiums, annuity deposits and investment income. American Road had no debt or credit lines at December 31, 1993. From an operating standpoint, American Road's profitability is closely related to the business conditions affecting Ford and Ford Credit and the level of insurance premiums generated by American Road depends, to a large extent, on the level of Ford vehicle sales and the extent to which Ford Credit finances these sales. (See Note 14 of the consolidated financial statements for additional information regarding dividend restrictions applicable to American Road.)

       USL Capital's principal sources of funds include sales of commercial paper and issuance of unsecured medium-term debt. At
December 31, 1993, USL Capital had $1.4 billion of contractually committed credit facilities, 70% of which are available through September 1998. These facilities included $200 million of contractually committed receivables sale facilities, of which about
86% were in use at December 31, 1993.  Neither Ford nor Ford
Holdings guarantees the debt of USL Capital, although USL Capital's existing credit lines require that Ford maintain at least a 75% direct or indirect ownership interest in USL Capital. At present, USL Capital's profitability is not significantly related to the business outlook for Ford and this situation is not expected to change in the future.

       Ford Land is capitalized principally through a combination of unsecured long-term debt and mortgages. Ford Holdings has guaranteed substantially all of Ford Land's unsecured long-term debt. The mortgages are collateralized by land and buildings. A majority of Ford Land's completed real estate projects were unmortgaged as of December 31, 1993. Ford Land's primary business is real estate development, which is not directly related to the business of Ford, although Ford activities are among the tenants of Ford Land's developed properties.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)
- ----------------------------------------------------------

       Ford Leasing is capitalized principally through a combination of short-term notes payable to Ford and long-term debt. Either
Ford or Ford Holdings has guaranteed substantially all of Ford
Leasing's long-term debt. Ford Leasing's primary business is leasing dealership facilities to Ford dealers. Under an agreement with Ford, Ford Leasing is reimbursed for certain expenses and any loss incurred in dealership facility operations.


New Accounting Standards

       In November 1992, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 112, "Employers' Accounting for Postemployment
Benefits", which requires companies to account for employee benefits on an accrual basis for periods when employees are no longer actively employed but have not yet reached retirement. The effect on the Company's financial statements was not material.

       In May 1993, the FASB issued SFAS 114, "Accounting by
Creditors for Impairment of a Loan". The standard requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
The Company does not plan to adopt this standard until January 1, 1995, and the effect is not expected to be material.

       In May 1993, the FASB issued SFAS 115, "Accounting for
Certain Investments in Debt and Equity Securities". The standard establishes financial accounting and reporting requirements for investments in equity securities (excluding those accounted for under the equity method and investments in consolidated subsidiaries) that have readily determinable fair values and for all investments in debt securities. The Company has adopted this standard effective January 1, 1994, and the effect is not expected to be material.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure
- ---------------------------------------------------------

         Not required.


                              PART III

Item 10.  Directors and Executive Officers
- ------------------------------------------

        The following table sets forth certain information as of March 15, 1994, regarding the directors and executive officers of the Company:

              Name             Age                   Position
              ----             ---                   --------
          S. A. Seneker         62            Chairman of the Board, Director
          K. Whipple            59            President, Director
          W. F. Blood           63            Vice President, Director
          M. S. Macdonald       53            Vice President-Treasurer, Director
          T. F. Marrs           48            Vice President-Controller, Director
          D. N. McCammon        59            Vice President, Director
          D. E. Richardson      66            Director
          H. J. Toffey, Jr.     63            Director
          F. B. Kulp            54            Vice President-General Counsel
          J. M. Rintamaki       52            Secretary

        Each of the above-named persons has held the position with the Company set forth opposite his name since October 1989, except that Mr. T. F. Marrs has held his position since March 1990, Mr. W. F. Blood has held his position as Vice President since November 1992 and was elected a director effective May 1, 1993 and Mr. J. M. Rintamaki has held his position since July 1993.

        Except for Messrs. Toffey and Richardson, all of the above officers and directors have been employed by Ford or its subsidiaries in one or more executive capacities during the past five years. H. J. Toffey, Jr. was a Managing Director of First Boston, Inc. until his retirement in 1986. Mr. Toffey also serves as a director of Sterling Energy Corp. D. E. Richardson was the Chairman of the Board of Directors of Manufacturers National Corporation from October 1973 until his retirement in April 1990. Mr. Richardson serves as a director of Comerica Incorporated, The Detroit Edison Company, Tecumseh Products Company and the Automobile Club of Michigan.

       Mr. Seneker serves as a director of Ford. Mr. Whipple serves as a director of CMS Energy Corporation; Consumers Power Company; First Nationwide Bank, A Federal Savings Bank; First Nationwide Financial Corporation; Ford Credit; and USL Capital. Mr. Blood serves as a director of First Nationwide Bank, A Federal Savings Bank and First Nationwide Financial Corporation. Mr. Macdonald serves as a director of The Hertz Corporation. Mr. Marrs serves as a director of USL Capital and The Hertz Corporation. Mr. McCammon serves as a director of Ford Credit and The Hertz Corporation.

       Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its directors and officers with respect to the Company's fiscal year ended December 31, 1993 were complied with except that Mr. D. E.
Richardson had one late report of one transaction.

Item 11.  Executive Compensation
- --------------------------------

        The directors and executive officers of the Company do not and will not receive any compensation from the Company except that directors of the Company who are not otherwise employed by Ford or another affiliate of the Company will be entitled to director fees in amounts established from time to time by the Board. Currently, each director who is not an employee of Ford or another affiliate of the Company is paid an annual fee of $15,000. Thus in 1993, Messrs. Richardson and Toffee each received annual fees of $15,000. None of the other directors received an annual fee in 1993. All directors and officers are reimbursed for expenses reasonably incurred in connection with their services on behalf of the Company. None of the directors and executive officers of the Company receives or will receive any additional compensation from Ford or any of its affiliates for services rendered on behalf of the Company. The Company compensates Ford for the time during which any salaried officer or employee of Ford performs services for the Company. See Item 13.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

      (a)  Security ownership of certain beneficial owners.

    Title of         Name and Address         Amount and Nature of     Percent
     Class           of Beneficial Owner      Beneficial Ownership     of Class
- ---------------   -------------------------   --------------------     --------
Common Stock,     Ford Motor Credit Company        495 shares           45%
par value $1.00   The American Road
                  Dearborn, MI  48121-1699

Common Stock,     Ford Motor Company               604 shares           55%
par value $1.00   The American Road
                  Dearborn, MI  48121-1899

   (b)  Security ownership of management.

    None of the Company's or any of its parents or subsidiaries equity securities is beneficially owned by the Company's directors (and nominees) or officers, except as shown below:


    Title of                   Name           Amount and Nature of   Percent
     Class              of Beneficial Owner   Beneficial Ownership   of Class
- -------------------     -------------------   --------------------   --------
Series A Cumulative      D. E. Richardson      1 share(a)             *
Preferred Stock,
par value $1.00 (with
an annual dividend rate
of $8,000 per share and
a liquidation preference
of $100,000 per share)

_________________
     (*)  Amount owned is less than 0.1% of class.
     (a) Mr. Richardson owns 4,000 Depositary Shares, each representing 1/4,000 of a share of Series
          A Cumulative Preferred Stock.

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management (Continued)
- ---------------------------------------------------------


    Title of                        Name           Amount and Nature of   Percent
     Class                   of Beneficial Owner   Beneficial Ownership   of Class
- ------------------           -------------------   --------------------   --------
Ford Motor Company            D. E. Richardson         500 shares          *
Common Stock, par
value $1.00

                              H. J. Toffey, Jr.     10,000 shares          *

                              S. A. Seneker         51,707 shares          *

                              K. Whipple           128,294 shares          *
                                                   (75,750)(a)

                              W. F. Blood            3,399 shares             *
                                                        (2)(a)

                              M. S. Macdonald       25,235 shares          *
                                                    (7,700)(a)

                              T. F. Marrs            1,934 shares          *
                                                      (463)(a)

                              D. N. McCammon       156,022 shares          *
                                                   (73,750)(a)

                              All Directors and
                               Officers as a
                               Group               391,138 shares          *
                                                  (163,540)(a)

Ford Motor Company            M. S. Macdonald            1 share(b)        *
Series A Cumulative
Convertible Preferred         All Directors and
Stock, par value $1.00         Officers as a             1.2 shares        *
per share, with an annual      Group
dividend rate of
$4,200 per share and
and a liquidation
preference of $50,000
per share

______________
 (*)            Amount owned is less than 0.1% of class.
 (a)            Indicates the number of shares listed with respect to which such person(s) has the right to acquire beneficial ownership within 60 days.
 (b)            Mr. Macdonald owns 1,000 Depositary Shares, each representing
                1/1,000 of a share at Ford Motor Company Series A Cumulative
                Convertible Preferred Stock. Each Depositary Share is convertible into 1.6327 shares of Ford Motor Company Common
                Stock.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

      Ford is the direct or indirect beneficial owner of all of the outstanding shares of Common Stock of the Company, which represent 75% of the total voting power of the outstanding capital stock of the Company. As majority stockholder, Ford is in a position to cause the election of a majority of the Board of Directors of the Company and to control the Company's affairs.

      The Company, Ford and Ford Credit also maintain a number of financial and administrative arrangements and regularly engage in transactions with each other. These arrangements include management services agreements between the Company and Ford and the Company and Ford Credit ("Management Services Agreements") pursuant to which, upon the reasonable request of the Company, certain employees of Ford and Ford Credit work on the affairs of the Company and its subsidiaries, so as to enable the Company to continue to conduct and operate the business and affairs of the Company and to provide other services required by the Company. The services provided for under the Management Services Agreements include, but are not necessarily limited to, accounting, bookkeeping, finance, treasury, systems, credit, personnel (including administration of pension and other benefit plans), purchasing, engineering, legal, tax, and other technical and professional support, including Ford employees who serve as executive officers of the Company and/or its subsidiaries.

      Under the Management Services Agreements, the Company reimburses Ford or Ford Credit, as appropriate, for the costs of the services provided to the Company or its subsidiaries by Ford or Ford Credit, as the case may be. Presently, such costs include an allocation of the total compensation (including benefits) and overhead charges related to such employees, based on the time spent in rendering services under the Management Services Agreements, and in cases where the services are provided for purposes other than to enable the Company to provide, in turn, a service to Ford or Ford Credit, a reasonable markup on such costs. Out-of-pocket expenses incurred by Ford or Ford Credit under the Management Services Agreements also are reimbursed by the Company. The Associates also has similar services agreements with the various Ford subsidiaries that acquired The Associates' former foreign subsidiaries.

      Certain of the arrangements and agreements between the Company (and/or its subsidiaries) and Ford (and its subsidiaries) were established by Ford prior to the Company's formation and thus were not the result of direct negotiations between Ford and the Company. The Company believes, however, that all such arrangements and agreements are fair and reasonable.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

(a) 1.  Financial Statements

        Ford Holdings, Inc. and Subsidiaries
        ------------------------------------

        Report of Independent Accountants.

        Consolidated Statement of Income, for the years ended December 31, 1993, 1992 and 1991.

        Consolidated Balance Sheet, December 31, 1993 and 1992.

        Consolidated Statement of Cash Flows, for the years ended
        December 31, 1993, 1992 and 1991.

        Consolidated Statement of Stockholders' Equity, for the years ended December 31, 1993, 1992 and 1991.

        Notes to Financial Statements.

        The Report of Independent Accountants, Financial Statements and Notes to Financial Statements listed above are filed as part of this Report and are as set forth on pages FH-1 through FH-20 immediately following the signature pages of this Report.

(a) 2.  Financial Statement Schedules

Designation              Description
- -----------              ------------
Schedule III            Condensed Financial Information
                        of the Registrant
                        (Parent Company)

Schedule IV             Indebtedness of and to Related Parties

Schedule IX             Short-Term Borrowings

     The Financial Statement Schedules listed above are filed as part of this Report and are as set forth on pages FSS-1 through FSS-4 immediately following page FH-20. The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K (Continued)
- -----------------------------------------------------------------

(a) 3.  Exhibits
- ----------------

Designation               Description                    Method of Filing
- -----------               -----------                    ----------------
Exhibit 3-A      Certificate of Incorporation            Filed as Exhibit 3-A to
                 dated August 30, 1989.                  the Registrant's Annual
                                                         Report on Form 10-K for
                                                         the year ended December 31,
                                                         1989.  File 0-18263.*

Exhibit 3-B      By-Laws of the Registrant, as            Filed as Exhibit 3-B to
                 amended through October 20,              the Registrant's Annual
                 1989                                     Report on Form 10-K for
                                                          the year ended December 31,
                                                          1989.  File 0-18263.*

Exhibit 3-C      By-Laws of the Registrant, as            Filed as Exhibit 3-C to the
                 amended through May 22, 1992.            Registrant's Annual Report on
                                                          Form 10-K for the year ended
                                                          December 31, 1992.  File
                                                          0-18263.*

Exhibit 4-A      Certificate of Designation               Filed as Exhibit 4-A to
                 of Flexible Rate Auction                 the Registrant's Annual
                 Preferred Stock.                         Report on Form 10-K for
                                                          the year ended December 31,
                                                          1989.  File 0-18263.*

Exhibit 4-A-1    Certificate of Designation               Filed as Exhibit 4-A-1 to
                 of Flexible Rate Auction                 the Registrant's Annual
                 Preferred Stock (Exchange).              Report on Form 10-K for
                                                          the year ended December 31,
                                                          1990.  File O-18263.*

Exhibit 4-A-2    Certificate of Amendment to              Filed as Exhibit 4-A-2 to the
                 the Certificate of Desig-                Registrant's Annual Report on
                 nation of Flexible Rate                  Form 10-K for the year ended
                 Auction Preferred Stock                  December 31, 1991. File
                 (Exchange) filed                         0-18263.*
                 December 27, 1991.

Exhibit 4-A-3    Certificate of Elimination of            Filed as Exhibit 4-A-3 to the
                 Flexible Rate Auction Pre-               Registrant's Annual Report on
                 ferred Stock (as referred to             Form 10-K for the year ended
                 in Exhibit 4-A).                         December 31, 1992.  File
                                                          0-18263.*

Exhibit 4-A-4    Certificate of Amendment to              Filed as Exhibit 4-A-4 to the
                 the Certificate of Designation           Registrant's Annual Report on
                 of the Flexible Rate Auction             Form 10-K for the year ended
                 Preferred Stock (Exchange)               December 31, 1992.  File
                 filed June 1, 1992.                      0-18263.*

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K (Continued)
- --------------------------------------------------------------

Designation             Description                       Method of Filing
- -----------             -----------                       ----------------
Exhibit 4-A-5    Certificate of Designation of            Filed as Exhibit 4-A-5 to the
                 Series A Cumulative                      Registrant's Annual Report on
                 Preferred Stock.                         Form 10-K for the year ended
                                                          December 31, 1992.  File
                                                          0-18263.*

Exhibit 4-A-6    Certificate of Designation of            Filed as Exhibit 4-A-6 to the
                 Series B Cumulative                      Registrant's Annual Report on
                 Preferred Stock.                         Form 10-K for the year ended
                                                          December 31, 1992.  File
                                                          0-18263.*

Exhibit 4-A-7    Form of Certificate of                   Filed as Exhibit 2.7 to the
                 Designation of Series C                  Registrant's Registration
                 Cumulative Preferred Stock.              Statement on Form 8-A dated
                                                          August 24, 1993.  File
                                                          0-18263.*

Exhibit 4-B      Indenture dated as of                    Filed as Exhibit 4-A to
                 February 1, 1990 among the               the Registrant's Regis-
                 Registrant, Ford and Manu-               tration Statement No.
                 facturers Hanover Trust                  33-32641.*
                 Company.

Exhibit 4-C-1    Deposit Agreement dated as of            Filed as Exhibit 4-C-1 to the
                 June 4, 1992, among Registrant,          Registrant's Annual Report on
                 Chemical Bank, as depositary,            Form 10-K for the year ended
                 and the holders from time to time        December 31, 1992.  File
                 of Depositary Shares, each               0-18263.*
                 representing 1/4,000 of a share
                 of Series A Cumulative
                 Preferred Stock.

Exhibit 4-C-2    Deposit Agreement dated as of            Filed as Exhibit 1-B
                 January 26, 1993, among                  to Registrant's Report on
                 Registrant, Chemical Bank,               Form 8-K dated January 19,
                 as depositary and the holders            1993. File No. 0-18263.*
                 from time to time of Depositary
                 Shares, each representing
                 1/4,000 of a share of Series B
                 Cumulative Preferred Stock.

Exhibit 4-C-3    Deposit Agreement dated as of            Filed as Exhibit 2.8 to the
                 August 30, 1993, among Reg-              Registrant's Registration
                 istrant, Chemical Bank, as               Statement on Form 8-A dated
                 depositary and the holders               August 24, 1993.  File
                 from time to time of Depositary          0-18263.*
                 Shares, each representing 1/4000
                 of a share of Series C Cumulative
                 Preferred Stock.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K (Continued)
- -----------------------------------------------------------------



Designation               Description                       Method of Filing
- -----------               -----------                       ----------------
Exhibit 10-A     Agreement dated as of                    Filed as Exhibit 10-A to
                 October 27, 1989 between                 the Registrant's Annual
                 the Registrant and Ford.                 Report on Form 10-K for
                                                          the year ended December 31,
                                                          1989.  File 0-18263.*

Exhibit 10-B     Agreement dated as of                    Filed as Exhibit 10-B to
                 October 27, 1989 between                 the Registrant's Annual
                 the Registrant and Ford                  Report on Form 10-K for
                 Credit.                                  the year ended December 31,
                                                          1989.  File 0-18263.*

Exhibit 12       Computation of Ratio of                  Filed with this Report.
                 Earnings to Fixed Charges.

Exhibit 21       Subsidiaries of the Registrant           Filed with this Report
                 as of December 31, 1993.

Exhibit 23       Consent of Independent                   Filed with this Report.
                 Certified Public Accountants.

Exhibit 24       Powers of Attorney.                      Filed with this Report.

* Incorporated by reference as an exhibit hereto.

(b)  Reports on Form 8-K

           The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1993.

                              SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD HOLDINGS, INC.


By:  /s/Terrence F. Marrs*
       (Terrence F. Marrs)
    Vice President-Controller

Date:  March 28, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                       Title                      Date
          ---------                       -----                      ----
                                       Director and                 March 28, 1994
                                  Chairman of the Board
                                    of Directors and
                                 Chief Executive Officer
   Stanley A. Seneker*        (principal executive officer)
  (Stanley A. Seneker)

                                       Director and                 March 28, 1994
                                    President and Chief
    Kenneth Whipple*                 Operating Officer
    (Kenneth Whipple)


                                       Director and                 March 28, 1994
    David N. McCammon*                Vice President
   (David N. McCammon)

                                       Director and                 March 28, 1994
                                 Vice President - Treasurer
   Malcolm S. Macdonald*        (principal financial officer)
  (Malcolm S. Macdonald)


                                       Director and                 March 28, 1994
     Wayland F. Blood*               Vice President
    (Wayland F. Blood)


          Signature                       Title                           Date
          ---------                       -----                           ----

                                       Director and                  March 28, 1994
                                Vice President - Controller
    Terrence F. Marrs*         (principal accounting officer)
   (Terrence F. Marrs)



    Dean E. Richardson*                Director                       March 28, 1994
   (Dean E. Richardson)



    H. James Toffey, Jr.*              Director                       March 28. 1994
   (H. James Toffey, Jr.)




*By: /s/John M. Rintamaki
       (John M. Rintamaki, Attorney-in-Fact)

J:\10K\FHI93.be

Coopers & Lybrand                   Certified Public Accountants


              REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Ford Holdings, Inc.

We have audited the consolidated balance sheet of Ford Holdings, Inc. and Subsidiaries at December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993, and the financial statement schedules listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Holdings, Inc. and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 10 and 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992.

/s/Coopers & Lybrand

Coopers & Lybrand
400 Renaissance Center
Detroit, Michigan 48243
313-446-7100
February 1, 1994



                                 Ford Holdings, Inc. and Subsidiaries

                                   CONSOLIDATED STATEMENT OF INCOME
                                   --------------------------------
                         For the Years Ended December 31, 1993, 1992, and 1991
                                             (in millions)


                                                        1993           1992            1991
                                                       ------         ------          ------
Revenues
Financing revenues (Note 1)                            $3,839         $3,461          $3,287
Investment and other income (Note 2)                      747            627             622
Insurance premiums earned (Note 1)                        706            729             905
                                                       ------         ------          ------
  Total revenues                                        5,292          4,817           4,814

Expenses
Interest expense                                        1,751          1,658           1,718
Operating and other expenses                            1,332          1,135           1,039
Provision for credit losses (Note 8)                      501            532             443
Insurance claims (Note 1)                                 498            567             664
Depreciation                                              186            211             229
Amortization of policy acquisition costs (Note 9)         123            102             129
Interest credited on annuity contracts (Note 1)            70             24               -
                                                       ------         ------          ------
  Total expenses                                        4,461          4,229           4,222
                                                       ------         ------          ------
Income before income taxes and cumulative
 effects of changes in accounting principles              831            588             592

Provision for income taxes (Note 10)                      325            222             213
                                                       ------         ------          ------

Income before minority interests and
 cumulative effects of changes in
 accounting principles                                    506            366             379

Minority interests in net (loss)/income
 of subsidiaries                                           (5)             9              (5)
                                                       ------         ------          ------

Income before cumulative effects of
 changes in accounting principles                         511            357             384

Cumulative effects of changes in accounting
 principles (Notes 10 and 12)                               -             26               -
                                                       ------         ------          ------

Net income                                             $  511         $  383          $  384
                                                       ======         ======          ======


The accompanying notes are part of the financial statements.


                                 Ford Holdings, Inc. and Subsidiaries

                                      CONSOLIDATED BALANCE SHEET
                                      --------------------------
                                             (in millions)


                                                                                 December 31
                                                                          -----------------------
                                                                           1993            1992
                                                                          -------         -------
ASSETS
Cash and cash equivalents (Note 1)                                        $   823         $   408
Investments in securities (Note 4)
  Debt securities, at amortized cost                                        4,056           2,918
  Marketable equity securities, at market                                     221             333
                                                                          -------         -------
    Total investments in securities                                         4,277           3,251

Finance receivables, net (Note 5)                                          24,568          20,750
Accounts and notes receivable                                                 607             797
Receivables from Ford and affiliated companies                                292             320
Investments in direct financing leases, net (Note 6)                        3,974           3,466
Investments in operating leases, net (Note 7)                               1,441           1,141
Goodwill (Note 1)                                                           1,830           1,895
Deferred policy acquisition costs (Note 9)                                    178             148
Other assets                                                                  609             555
                                                                          -------         -------

    Total assets                                                          $38,599         $32,731
                                                                          =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $   622         $   409
Payables to Ford and affiliated companies                                     324             315
Unpaid insurance claims (Note 1)                                              136             133
Income taxes currently payable (Note 10)                                       79              15
Annuity contracts (Note 1)                                                  1,598             777
Unearned insurance premiums (Note 1)                                          865             936
Debt (Note 11)                                                             29,570          25,767
Other liabilities and deferred income                                       1,114             864
Minority interests in net assets of subsidiaries                                -              17
                                                                          -------         -------
    Total liabilities                                                      34,308          29,233

Stockholders' equity
Preferred Stock, $1 par value (Note 13)                                     1,458           1,083
Common Stock, $1 par value, authorized - 10,000 shares;
 issued and outstanding - 1,099 shares (Note 13)                                *               *
Paid-in surplus                                                               976             989
Unrealized gain on marketable equity securities,
 net of taxes (Note 4)                                                         40              45
Foreign currency translation adjustments                                       (3)             (1)
Earnings retained for use in business (Note 14)                             1,820           1,382
                                                                          -------         -------
    Total stockholders' equity                                              4,291           3,498
                                                                          -------         -------

    Total liabilities and stockholders' equity                            $38,599         $32,731
                                                                          =======         =======

- - - - - -
*Less than $50,000

The accompanying notes are part of the financial statements.



                                 Ford Holdings, Inc. and Subsidiaries

                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ------------------------------------
                         For the Years Ended December 31, 1993, 1992, and 1991
                                             (in millions)


                                                         1993            1992           1991
                                                       --------        --------       --------
Cash and cash equivalents at January 1                 $    408        $   521        $    558

Cash flows from operating activities
  Net income                                                511            383             384
  Adjustments to reconcile net income to
   cash flows from operating activities:
  Cumulative effects of changes in
    accounting principles                                     -            (26)              -
  Depreciation                                              186            211             229
  Deferred income taxes                                      18             51              74
  Provision for credit losses                               501            532             443
  Gain on sales of real estate and investments             (136)           (93)            (73)
  Changes in assets and liabilities:
    Accounts and notes receivable                           190            (47)           (118)
    Deferred policy acquisition costs                       (30)           (10)             49
    Accounts payable and other liabilities                  539             23             193
    Unearned insurance premiums                             (71)          (254)           (292)
  Other                                                     (93)           202             528
                                                        -------         ------         -------
    Net cash provided by operating activities             1,615            972           1,417

Cash flows from investing activities
  Acquisitions of finance receivables                   (21,524)       (15,989)        (14,920)
  Collections of finance receivables                     18,081         13,839          10,538
  Purchases of securities                               (12,507)       (10,950)        (10,790)
  Sales of securities                                    11,581         10,243          11,153
  Recovery of equipment costs and residual interests        744            550             522
  Cost of equipment and lease receivables acquired       (1,764)        (1,666)         (1,615)
  Acquisitions of other companies, net                     (299)          (461)           (860)
  Capital expenditures                                      (30)           (36)            (33)
  Other                                                      27            118             258
                                                        -------        -------         -------
    Net cash used in investing activities                (5,691)        (4,352)         (5,747)

Cash flows from financing activities
  Capital contribution received                               -              -              54
  Issuance of Preferred Stock                               375            283               -
  Proceeds from issuance of long-term debt                4,897          3,936           4,230
  Principal payments on long-term debt                   (2,307)        (2,536)         (1,672)
  Net repayments to affiliated companies                      -              -            (192)
  Changes in short-term debt                                743            865           1,916
  Dividends paid to shareholders                            (73)           (48)            (48)
  Receipts from annuity contracts, net                      821            731              46
  Other                                                      35             36             (41)
                                                       --------       --------        --------
    Net cash provided by financing activities             4,491          3,267           4,293

Net increase/(decrease)in cash and cash equivalents         415           (113)            (37)
                                                       --------       --------        --------

Cash and cash equivalents at December 31               $    823       $    408        $    521
                                                       ========       ========        ========

Supplementary cash flow information
  Interest paid                                        $  1,737       $  1,639        $  1,594
  Taxes paid                                                235            184             131

The accompanying notes are part of the financial statements.

Certain amounts for 1992 and 1991 have been reclassified to conform with presentations adopted in 1993.


                                 Ford Holdings, Inc. and Subsidiaries

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            ----------------------------------------------
                         For the Years Ended December 31, 1993, 1992, and 1991
                                             (in millions)


                                                        1993           1992            1991
                                                       ------         ------          ------
Preferred Stock (Note 13)
  Balance at beginning of year                         $1,083         $  800          $  800
  Issuance of Preferred Stock                             375            283               -
                                                       ------         ------          ------
    Balance at end of year                              1,458          1,083             800

Common Stock (Note 13)
  Issued at beginning and end of year                       *              *               *

Paid-in surplus
  Balance at beginning of year                            989            998             782
  Additional capital contribution (Note 16)                 -              -             216
  Issuance cost on Preferred Stock                        (13)            (9)              -
                                                       ------         ------          ------
    Balance at end of year                                976            989             998

Unrealized gain on marketable equity securities,
 net of taxes (Note 4)
  Balance at beginning of year                             45             50              (6)
  (Loss)/gain during year                                  (5)            (5)             56
                                                       ------         ------          ------
    Balance at end of year                                 40             45              50

Foreign currency translation adjustments
  Balance at beginning of year                             (1)             2               2
  Translation adjustments during year                      (2)            (3)              -
                                                       ------         ------          ------
    Balance at end of year                                 (3)            (1)              2

Earnings retained for use in business (Note 14)
  Balance at beginning of year                          1,382          1,047             711
  Net income                                              511            383             384
  Cash dividends on Preferred Stock                       (73)           (48)            (48)
                                                       ------         ------          ------
    Balance at end of year                              1,820          1,382           1,047
                                                       ------         ------          ------

Total stockholders' equity                             $4,291         $3,498          $2,897
                                                       ======         ======          ======


- - - - - -
*Less than $50,000



The accompanying notes are part of the financial statements.

                Ford Holdings, Inc. and Subsidiaries

                  Notes to Financial Statements

NOTE 1.  Accounting Policies
- ----------------------------
Principles of Consolidation
- ---------------------------
The consolidated financial statements include the accounts of Ford Holdings and all majority-owned subsidiaries (the "company"). On September 1, 1989, Ford Holdings, Inc. ("Ford Holdings") was formed as a wholly-owned subsidiary of Ford Motor Company ("Ford"). The company's wholly-owned subsidiaries include Associates First Capital Corporation and its subsidiaries ("The Associates"), The American Road Insurance Company and its subsidiaries ("American Road"), USL Capital Corporation (formerly United States Leasing International, Inc.) and its subsidiaries ("USL Capital"), Ford Motor Land Development Corporation and its subsidiaries ("Ford Land") and Ford Leasing Development Company and its subsidiaries ("Ford Leasing"). Investments in certain partnerships and affiliates that are 50% or less owned are included in the consolidated financial statements on an equity basis.

Revenue Recognition
- -------------------
Finance revenues on loans and direct financing leases are recognized in income over the term of the related contract using the interest method. Rental income on operating leases is recognized ratably over the lease term.

Insurance premiums are recorded as unearned premiums when written and are subsequently recognized in income over the term of the related insurance contracts. The methods of recognizing premium revenue are related to amounts at risk and include historical loss experience, pro rata, and sum-of-the-digits bases.

Goodwill
- --------
Goodwill, arising primarily from the acquisitions of The
Associates by Ford Holdings and of USL Capital by Ford, is being amortized using the straight-line method over 40 years.

Insurance Claims
- ----------------
A liability is provided for reported claims and for claims that have been incurred but not reported. The estimate of the liability for claims that have been incurred but not reported is based on prior experience and insurance in-force.

Annuity Contracts
- -----------------
The liability for annuity contracts reflects deposits received and interest credited, less related withdrawals. The weighted-average interest rate on annuity contracts outstanding at December 31, 1993 and 1992 was 6.2% and 7.3%, respectively. Interest rates offered are initially guaranteed for periods of either one or five years. Interest credited to annuity account balances is recognized as expense; surrender charges are recognized as a reduction of interest credited to annuitants.
The fair value of annuity contracts at December 31, 1993 and 1992 approximated book value because the contractual interest rate due holders is reset annually for more than 97% of contracts outstanding.

Cash Equivalents
- ----------------
The company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.
The book value of these investments approximates fair value because of the short maturity.

NOTE 2.  Investment and Other Income
- ------------------------------------

Investment and other income consisted of the following (in millions):

                                                       1993           1992            1991
                                                       ----           ----            ----
Rental income on real estate                           $235           $206            $194
Interest and dividends on debt securities               242            175             185
Dividends on marketable equity securities                 9             11              17
Gains/(losses) on sales of:
  Debt securities                                        92             62              58
  Marketable equity securities                           33             34              14
  Real estate                                             1              -              (1)
Other                                                   135            139             155
                                                       ----           ----            ----
    Total investment and other income                  $747           $627            $622
                                                       ====           ====            ====

NOTE 3.  Reinsurance Activity
- -----------------------------

A portion of the physical damage and credit life and disability insurance business of the company relates to reinsurance agreements with unaffiliated insurance companies. Amounts added to or deducted from accounts in connection with insurance assumed or ceded were as follows (in millions):

                                                       1993           1992            1991
                                                       ----           ----            ----
Added to
  Insurance premiums earned                             $92            $41             $53
  Insurance claims                                       62             46              52

Deducted from
  Insurance premiums earned                              52             37              38
  Insurance claims                                       25             24              18

The company remains contingently liable with respect to insurance ceded should the reinsurer be unable to meet the obligation assumed under the reinsurance agreement. Amounts recoverable from reinsurers were $7 million in 1993 and $8 million in 1992.


NOTE 4.  Investments in Securities
- ----------------------------------
Investments in debt securities are recorded at amortized cost because of the ability to hold such securities until maturity and the intent to hold them for the foreseeable future. If market conditions change, however, certain of these securities may be sold prior to maturity with the realized gain or loss included in investment and other income. The cost of investments sold generally is determined on a specific security basis.

Marketable equity securities are recorded at fair value with unrealized gains or losses, net of applicable income taxes, recorded directly to stockholders' equity; realized gains and losses are included in investment and other income. The cost of investments sold generally is determined on a first-in, first-out basis.

- ----------------------------------

Investments in debt securities at December 31 were as follows (in millions):

                                                                       1993

                                                   ---------------------------------------------
                                                                Gross       Gross
                                                              Unrealized  Unrealized
                                                   Book Value   Gains       Losses    Fair Value
                                                   ---------- ----------  ----------  ----------
Debt securities issued by the U.S.
 government and agencies                           $  766        $26         $ 1      $  791
Municipal securities                                  114          3           1         116
Debt securities issued by foreign governments          88          4           1          91
Corporate securities                                1,779         48          19       1,808
Mortgage-backed securities (including derivatives)    684         12           2         694
Other debt securities                                 625          0           0         625
                                                   ------        ---         ---      ------
  Total                                            $4,056        $93         $24      $4,125
                                                   ======        ===         ===      ======

                                                                       1992
                                                   ---------------------------------------------
                                                                Gross       Gross
                                                              Unrealized  Unrealized
                                                   Book Value   Gains       Losses    Fair Value
                                                   ---------- ----------  ----------  ----------
Debt securities issued by the U.S.
 government and agencies                           $  741        $16         $ 1      $  756
Municipal securities                                   23          1           0          24
Debt securities issued by foreign governments          35          1           0          36
Corporate securities                                1,078         28          10       1,096
Mortgage-backed securities (including derivatives)    477          9           1         485
Other debt securities                                 564          0           0         564
                                                   ------        ---         ---      ------
  Total                                            $2,918        $55         $12      $2,961
                                                   ======        ===         ===      ======


The fair value of most securities was estimated based on quoted market prices for those securities. For those securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

The book value and fair value of investments in debt securities at December 31, by contractual maturity, are shown below (in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                            1993                       1992
                                                   ----------------------     -----------------------
                                                   Book Value  Fair Value      Book Value  Fair Value
                                                   ----------  ----------     -----------  ----------
Due in one year or less                            $  498     $  498          $  647      $  647
Due after one year through five years                 808        818             651         660
Due after five years through ten years                596        613             438         448
Due after ten years                                 1,470      1,502             705         721
Mortgage-backed securities
 (including derivatives)                              684        694             477         485
                                                   ------     ------          ------      ------
  Total                                            $4,056     $4,125          $2,918      $2,961
                                                   ======     ======          ======      ======

Proceeds from sales of investments in debt securities were $11.1 billion in 1993, $9.9 billion in 1992, and $11.2 billion in 1991. In 1993, gross gains of $112 million and gross losses of $20 million were realized on those sales; gross gains of $90 million and gross losses of $28 million were realized in 1992, and gross gains of $75 million and gross losses of $17 million were realized in 1991.

The cost of marketable equity securities at December 31, 1993 and 1992 was $160 million and $262 million, respectively. In 1993, gross unrealized gains totaled $66 million and gross unrealized losses totaled $5 million; in 1992, gross unrealized gains and gross unrealized losses totaled $82 million and $11 million, respectively.

NOTE 5.  Finance Receivables
- ----------------------------

Finance receivables at December 31 were as follows (in millions):


                                                        1993           1992
                                                       -------        -------
Consumer finance
  Residential real estate-secured receivables          $10,626        $ 9,820
  Direct installment and credit card receivables         6,060          5,277
  Other consumer installment receivables                 3,812          2,849
                                                       -------        -------
    Total consumer finance                              20,498         17,946

Commercial finance
  Heavy-duty truck equipment receivables                 4,663          3,500
  Other industrial installment receivables               3,277          2,517
                                                       -------        -------
    Total commercial finance                             7,940          6,017

    Total finance receivables                           28,438         23,963

Unearned finance income                                 (3,089)        (2,550)
Allowance for credit losses                               (781)          (663)
                                                       -------        -------
      Net finance receivables                          $24,568        $20,750
                                                       =======        =======

Fair value                                             $26,019        $21,913

The estimated maturities of finance receivables outstanding at December 31, 1993 were as follows (in millions):

                                                                             After
                         1994              1995              1996            1996             Total
                        ------            ------            ------          -------          -------

Consumer finance        $3,194            $2,561            $2,194          $12,549          $20,498
Commercial finance       3,506             1,980             1,271            1,183            7,940
                        ------            ------            ------          -------          -------
  Total                 $6,700            $4,541            $3,465          $13,732          $28,438
                        ======            ======            ======          =======          =======

Estimated maturities were based on contractual terms and do not give effect to possible prepayments or renewals.

The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate which reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

Acquisitions
- ------------
During 1993, 1992 and 1991, the company made acquisitions of finance businesses and finance receivables, the most significant of which were as follows:

In September 1993, The Associates acquired the credit card portfolio of Great Western Financial Corporation. The outstanding balances totaled $216 million.

In September 1993, The Associates purchased the assets of Mack Financial Corporation, the financing division of Mack Trucks, Inc., consisting of $552 million of net commercial finance receivables, principally secured by heavy-duty trucks and truck trailers. The fair value of assets acquired and liabilities assumed was $587 million and $380 million, respectively. The transaction was accounted for as a purchase.

In April 1993, The Associates purchased the stock of Allied
Finance Company, with assets primarily consisting of $146 million of net consumer finance receivables, principally comprised of residential real estate-secured, direct installment and indirect installment receivables. The fair value of assets acquired and liabilities assumed was $197 million and $112 million, respectively. The transaction was accounted for as a purchase.

- ----------------------------

In December 1992, The Associates purchased the stock of Trans-National Leasing, Inc. Approximately $48 million of net commercial finance receivables relating to the financing of fleet vehicles was acquired in the transaction. The fair value of assets acquired and liabilities assumed was $52 million and $45 million, respectively. The transaction was accounted for as a purchase.

In November 1992, The Associates purchased substantially all of the assets of First Family Financial Services H. C., Inc., including $546 million of net consumer finance receivables, principally residential real estate-secured and direct installment receivables. The fair value of assets acquired and liabilities assumed was $697 million and $543 million, respectively. The transaction was accounted for as a purchase.

In April 1992, The Associates purchased from Signal Financial Corporation $290 million of net consumer finance receivables, consisting primarily of direct installment and residential real estate-secured receivables. The fair value of assets acquired and liabilities assumed was $303 million and $2 million, respectively. The transaction was accounted for as a purchase.

In the third quarter of 1991, The Associates acquired Kentucky Finance Co., Inc. and Chase Manhattan Leasing Company (Michigan), Inc. in separate transactions. The transactions involved approximately $1,076 million of net consumer and commercial finance receivables. The fair values of assets acquired and liabilities assumed in the aggregate were $1,184 million and $294 million, respectively. Both transactions were accounted for as purchases.

In January 1991, The Associates acquired from Ford Credit approximately $2.2 billion of net consumer finance receivables for a like amount of cash. The purchase price represented the net book value of the receivables, which also approximated fair value. The Associates funded the purchase through the issuance of short-term debt.


NOTE 6.  Investments in Direct Financing Leases
- -----------------------------------------------

Investments in direct financing leases at December 31 were as follows (in millions):

                                                         1993           1992
                                                       -------        -------
Minimum lease rentals                                  $ 5,146        $ 4,520
Estimated residual values                                  324            291
Lease origination costs                                     23             26
Unearned finance income                                 (1,448)        (1,312)
Allowance for credit losses                                (71)           (59)
                                                       -------        -------
  Net investments in direct financing leases           $ 3,974        $ 3,466
                                                       =======        =======

Minimum direct financing lease rentals are as follows (in millions):
1994 - $1,375; 1995 - $1,054; 1996 - $703; 1997 - $460; thereafter - $1,554.

The estimated residual values represent proceeds expected to be received from the sale of equipment leased under direct financing leases.

NOTE 7.  Investments in Operating Leases
- ----------------------------------------

Investments in equipment operating leases at December 31 were as follows (in millions):

                                                         1993           1992
                                                        ------         ------
Equipment cost:
  Automotive                                            $  155         $  219
  Business equipment                                       382            290
  Rail                                                     463            323
  Aircraft                                                  40             40
                                                        ------         ------
    Total equipment cost                                 1,040            872
Rentals receivable                                          10             12
Accumulated depreciation                                  (352)          (324)
Allowance for credit losses                                 (3)            (2)
                                                        ------         ------
    Net investments in equipment operating leases       $  695         $  558
                                                        ======         ======



Minimum equipment operating lease rentals are as follows (in millions): 1994 - $95; 1995 - $67; 1996 - $27; 1997 - $15;
thereafter - $51. Revenues from equipment operating leases, included in financing revenues, were as follows (in millions):
1993 - $189; 1992 - $168; 1991 - $202.  The cost of equipment under operating leases is capitalized and depreciated over the lease term, primarily on a straight-line basis. Depreciation expense on these operating leases was as follows (in millions):
1993 - $131; 1992 - $159; 1991- $178.

Investments in real estate operating leases at December 31 were as follows (in millions):

                                                         1993           1992
                                                         -----          -----
Properties at cost:
  Land                                                   $ 206          $ 135
  Buildings and land improvements                          581            492
  Leasehold improvements                                    10             10
  Machinery, equipment, and office furniture                60             57
  Construction in progress                                  82             18
  Accumulated depreciation                                (193)          (174)
  Other real estate investments                              -             45
                                                         -----          -----
    Net investments in real estate operating leases      $ 746          $ 583
                                                         =====          =====

Minimum real estate operating lease rentals are as follows (in millions): 1994 - $62; 1995 - $57; 1996 - $50; 1997 - $45;
thereafter - $123. Revenues from real estate operating leases are included in investment and other income. The cost of real estate operating leases is capitalized and depreciated on a straight-line basis over the useful life of the real estate asset. Depreciation expense on these operating leases was as follows (in millions): 1993 - $23; 1992 - $23; 1991 - $23.

The company, as lessee, leases certain office facilities, equipment, land, and dealership facilities under operating leases for subsequent sublease. Rental expense and sublease income, respectively, for all operating leases were as follows (in millions): 1993 - $58 and $56; 1992 - $57 and $54; 1991 - $62
and $60.


NOTE 8.  Allowances for Credit Losses
- -------------------------------------

Allowances for credit losses are established as required based on historical experience. Other factors that affect collectibility also are evaluated, and additional amounts may be provided.

Finance receivables and lease investments are charged to the allowances for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. In addition, company policy provides for charge-off of various types of accounts as follows:
consumer direct installment receivables, except those collateralized by real estate, are charged to the allowance for losses when no cash payment has been received for six months;
credit card receivables are charged to the allowance for losses when the receivable becomes contractually six months delinquent;
all other

NOTE 8.  Allowances for Credit Losses (Cont'd)
- -------------------------------------
finance receivables and lease investments are charged to the allowances for losses when any of the following conditions occur:
(i) the related security has been converted or destroyed;
(ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed, and the receivable has become contractually
delinquent at dates ranging from 180 days to one year.
Recoveries on finance receivables and lease investments
previously charged off as uncollectible are credited to the
allowances for credit losses.

Changes in the allowances for credit losses were as follows (in millions):

                                          1993            1992           1991
                                         -----           -----          -----
Beginning balance                        $ 724           $ 617          $ 471
Provision for losses                       501             532            443
Net losses                                (404)           (436)          (395)
Other changes                               34              11             98
                                         -----           -----          -----
  Ending balance                         $ 855           $ 724          $ 617
                                         =====           =====          =====



NOTE 9.  Deferred Policy Acquisition Costs
- ------------------------------------------

Certain costs of acquiring insurance contracts are deferred and amortized over the terms of the related contracts on the same bases on which the premiums are earned. Changes in deferred policy acquisition costs were as follows (in millions):


                                          1993            1992           1991
                                         -----           -----          -----
Beginning balance                        $ 148           $ 138          $ 187
Commissions                                134              90             48
Insurance tracking costs                     1              11             20
Origination costs, affiliated company       12               6              5
Premium taxes                                6               5              7
Amortization of policy acquisition costs  (123)           (102)          (129)
                                         -----           -----          -----
  Ending balance                         $ 178           $ 148          $ 138
                                         =====           =====          =====

NOTE 10.  Income Taxes
- ----------------------

The provision for income taxes was as follows (in millions):

                                          1993            1992           1991
                                          ----            ----           ----
Currently payable
  U.S. federal                            $284            $149           $139
  State and local                           23              22              -
                                          ----            ----           ----
    Total currently payable                307             171            139
Deferred, principally U.S.
  federal and state                         18              51             74
                                          ----            ----           ----
    Total provision for income taxes      $325            $222*          $213
                                          ====            ====           ====

- - - - - -
*Excludes cumulative effects of changes in accounting principles

The company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," as of January 1, 1992. The cumulative effect of this change in accounting principle increased 1992 net income by $51 million. Financial statements for prior years were not restated to apply the provisions of SFAS 109. The adoption of SFAS 109 changes the method of accounting for income taxes from the deferred method using Accounting Principles Board Opinion No. 11 ("APB 11") to an asset and liability approach.

Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations.

- ----------------------

The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

                                           1993                           1992
                               ----------------------------   ----------------------------
                               Deferred Tax    Deferred Tax   Deferred Tax    Deferred Tax
                                  Assets       Liabilities       Assets       Liabilities
                               ------------    ------------   ------------    ------------
Allowance for credit losses       $273            $  -           $228            $  -
Employee benefit plans              75               -             54               -
Unearned premium reserve            76               -             49               -
Leasing transactions                 -             421              -             396
Deferred acquisition costs           -              49              -              41
Unrealized gains                     -              20              -              21
Depreciation and amortization
 (excludes leasing transactions)     -              22              -              24
All other                            -             142             10              70
                                  ----            ----           ----             ---
  Subtotal                         424             654            341             552
Valuation allowances                (9)              -             (8)              -
                                  ----            ----           ----            ----
    Total deferred taxes          $415            $654           $333            $552
                                  ====            ====           ====            ====

Deferred income taxes for 1991 were derived using the guidelines in APB 11. Under APB 11, deferred income taxes result from timing differences in the recognition of revenues and expenses between financial statements and tax returns. The principal sources of these differences and the related effect of each on the provision for income taxes were as follows (in millions):

                                                  1991
                                                  ----
Leasing transactions                              $ 65
Finance revenue                                     17
Insurance premiums                                  15
Provision for losses on finance receivables        (17)
Policy acquisition costs                           (16)
Depreciation expense                                 -
Other                                               10
                                                  ----
  Total                                           $ 74
                                                  ====

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate is shown below (in millions):

                                                  1993             1992             1991
                                                  ----             ----             ----
Tax provision at U.S. statutory rate of 35%
  for 1993 and 34% for 1992 and 1991              $291             $200             $201

Effect of:
  Goodwill and acquisition adjustments              20               20               19
  State and local income taxes                      19                7                7
  Investment income not subject to tax or
   subject to tax at reduced rates                 (16)              (9)             (11)
  Other                                             11                4               (3)
                                                  ----             ----             ----
    Provision for income taxes                    $325             $222*            $213
                                                  ====             ====             ====

Effective Tax Rate                                39.1%            37.8%            36.0%

- - - - - -
*Excludes cumulative effects of changes in accounting principles

                               FH-13

NOTE 11.  Debt
- --------------

Debt at December 31 was as follows (in millions):


                                                      1993
                                      ------------------------------
                                      Weighted Average                             Book Value
                                       Interest Rate        Maturity          1993             1992
                                      ------------------------------        -------          -------
Debt payable within one year
  Commercial paper                                                          $10,721          $ 9,517
  Bank borrowings                                                               472              466
                                                                            -------          -------
    Total short-term debt                                                    11,193            9,983
Senior and subordinated notes and
 debentures payable within one year                                           2,609            2,273
                                                                            -------          -------
    Total debt payable within one year                                       13,802           12,256
Long-term debt
  Unsecured senior indebtedness              7.5%          1995-2020         15,518           13,161
  Secured notes                              6.4%          1995-2005            101              101
  Capital lease obligations                  7.8%          1995-2021              7                7
  Unsecured subordinated notes               8.1%          1995-2009            142              242
                                                                            -------          -------
    Total long-term debt                                                     15,768           13,511                               1
                                                                            -------          -------
      Total debt                                                            $29,570          $25,767
                                                                            =======          =======

Fair value                                                                  $30,909          $26,524

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

The average remaining term of commercial paper was 24 days and 32 days at December 31, 1993 and 1992, respectively.

Long-term debt at December 31, 1993, including amounts payable within one year, matures as follows (in millions): 1994 - $2,609; 1995 - $2,479; 1996 - $2,955; 1997 - $3,069; 1998 -
$1,513; thereafter - $5,752. The interest portion of capital lease obligations was $1 million at December 31, 1993.

Secured indebtedness is collateralized by mortgages on land and buildings of approximately $99 million and by rentals receivable and rental equipment of approximately $7 million, which are included in investments in leases. At December 31, 1993, warrants were outstanding to purchase $155 million aggregate principal amount of senior notes at specified dates between 1994 and 1999.

At December 31, 1993, Ford guaranteed all of Ford Holdings' debt held by nonaffiliated persons, totaling $1,862 million, and $46 million of Ford Leasing's debt.

At December 31, 1993, the company had contractually committed revolving credit facilities with banks of $5.3 billion. These facilities were unused at December 31, 1993. Maturity dates for these facilities ranged from February 1994 through September 1998. Also, at December 31, 1993, the company had contractually committed lines of credit with banks of $3.1 billion, none of which were utilized. In addition, the company had $1.2 billion of contractually committed receivables sale facilities, of which about 14% were in use at December 31, 1993. Some of these agreements contain certain provisions related to the continuation of Ford's direct or indirect ownership in the company.

NOTE 12.  Employee Retirement Benefits
- --------------------------------------

Employee Retirement Plans
- -------------------------

The Associates sponsors various defined benefit pension plans, which together cover substantially all permanent employees who meet certain eligibility requirements.

The Associates' pension expense reflected the following (in millions):

                                                  1993             1992             1991
                                                  ----             ----             ----
Benefits attributed to employee's service         $ 10             $  8             $  7
Interest on projected benefit obligations           18               16               14
Actual return on assets (gain)                     (21)             (10)             (29)
Net amortization                                     7               (2)              19
                                                  ----             ----             ----
  Net pension expense                             $ 14             $ 12             $ 11
                                                  ====             ====             ====

The status of these plans for The Associates at December 31 was as follows (in millions):

                                                  1993             1992
                                                  ----             ----
Plan assets at fair value                         $197             $179

Actuarial present value of:
 Vested benefits                                  $215             $167
 Accumulated benefits                              223              173
 Projected benefits                                290              227

Plan assets (less than) projected benefits        $(93)            $(48)
Unamortized net transition obligation
 and amendments                                     10               12
Unamortized net losses                              46               10
                                                  ----             ----
  Prepaid pension (liability) recognized
   in the balance sheet                           $(37)            $(26)
                                                  ====             ====
Plan assets (less than)/in excess of
 accumulated benefits                             $(26)            $  6

Assumptions:
 Discount rate                                     7.0%             8.0%
 Average rate of increase in compensation          6.0%             6.0%
 Long-term rate of return on assets                9.5%             9.5%

USL Capital sponsors a defined contribution retirement plan which covers substantially all of its employees. Under the profit sharing part, contributions are determined as a percent (6.9%) of each covered participant's salary, minus the Old Age, Survivors, and Disability Insurance portion of social security taxes paid for the participant by USL Capital. Profit sharing cost represents contributions minus the unvested amounts of terminated participants. Under the deferred compensation part, contributions (cost) are determined as 75 cents per dollar for the first 3% and 25 cents per dollar on the next 3% of deferred compensation up to a maximum of 6% of a participant's compensa-tion. The amount charged to operating expenses related to USL Capital's retirement plan was as follows (in millions): 1993 - $4;
1992 - $4; 1991 - $4.

Other subsidiaries of the company do not have employees but purchase technical and administrative services from Ford, the cost of which includes retirement benefits. Retirement costs included in such service fee billings from Ford were not sig-nificant.

Postretirement Health Care and Life Insurance Benefits
- ------------------------------------------------------

The Associates sponsors unfunded plans that provide selected health care and life insurance benefits to substantially all retired employees who have met certain eligibility requirements; however, the benefits of the plan may be modified or terminated at the discretion of The Associates.

- --------------------------------------

USL Capital sponsors unfunded plans that provide selected health care and life insurance benefits to retired employees, the cost of which is shared between USL Capital and the retiree. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with USL Capital's past practice. USL Capital defines a maximum amount (or "cap") that it will contribute toward the health benefits of each retiree. This cap is determined annually and is based on the individual retiree's number of dependents. Over the last six years the aggregate increase in the cap approximates the average increase in the underlying premium costs of the program. This valuation assumed that in future years USL Capital will continue to increase the cap at the average rate of increase of the underlying cost of the retiree benefit program. Benefits and eligibility rules, however, may be modified by USL Capital from time to time.

Prior to 1992, the expense recognized for postretirement health care benefits was based on actual expenditures for the year. Beginning in 1992, the estimated cost of postretirement health care benefits is accrued on an actuarially determined basis, in accordance with the requirements of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employer's Accounting for Postretirement Benefits Other Than Pensions". Implementation of SFAS 106 has not increased the company's cash expenditures for postretirement benefits. As of January 1, 1992, The Associates recorded a one-time charge to net income of $40 million, which represented the estimated accumulated postretirement benefit obligation of $65 million, net of deferred income taxes of $21 million and amounts recorded as purchase accounting adjustments of $4 million. In addition, the unamortized amount ($19 million) of the postretirement benefit liability recorded by Ford Holdings at the time The Associates was acquired was reversed with the adoption of the new standard by The Associates. As of January 1, 1992, USL Capital recorded a one-time charge to net income of $3 million, which represented the estimated accumulated postretirement benefit obligation of $5 million, net of deferred income taxes of $2 million. These amounts have been reflected in the Consolidated Statement of Income as a component of the cumulative effects of changes in accounting principles.

The combined amount paid by The Associates and USL Capital for postretirement benefits in 1993, 1992 and 1991 was $2 million, $2 million and $1 million, respectively.

The combined net postretirement benefit expense for The
Associates and USL Capital included the following (in millions):

                                                            1993         1992
                                                           -----         ----
Benefits attributed to employee's service                   $ 4           $ 3
Interest on accumulated benefit obligation                    8             7
Net amortization                                             (1)            -
                                                            ---           ---
  Net postretirement benefit expense                        $11           $10
                                                            ===           ===

The combined accrued postretirement benefit cost for The Associates and USL Capital at December 31 included the following (in millions):

                                                           1993          1992
                                                           ----          ----
Retirees                                                   $ 36           $30
Active employees eligible to retire                          22            15
Other active employees                                       34            37
                                                           ----           ---
  Total accumulated obligation                               92            82
Unamortized amendments                                       11             -
Unrecognized net (loss)                                     (17)           (4)
                                                           ----           ---
  Accrued postretirement benefit cost                      $ 86           $78
                                                           ====           ===

Assumption:  Discount rate at year-end                      7.5%          8.5%

For measurement purposes, The Associates assumed 12.5% and 13.32% weighted average annual rates of increase in per capita cost of covered health care benefits for 1993 and 1992, respectively, decreasing gradually to 5.5% by 2009.

- --------------------------------------

For measurement purposes, USL Capital assumed 12% and 8% annual rates of increase in per capita cost of postretirement medical benefits for 1993 for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively; the rates were assumed to decrease gradually to 5.5% by 2006 and remain at that level thereafter. The comparable rates assumed for 1992 were 14% and 9% for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively.

Changing the assumed health care cost trend rate by one percentage point would change the aggregate of the service and interest cost components of net periodic postretirement benefit cost of The Associates and USL Capital, on a combined basis, for 1993 and 1992 by $1 million each year, and the accumulated postretirement benefit obligation at December 31, 1993 and 1992 by $7 million and $6 million, respectively.


NOTE 13.  Capital Stock
- -----------------------

The authorized capital stock of Ford Holdings consists of Common Stock and Preferred Stock. Holders of Preferred Stock generally are entitled to elect not less than 25 percent of the directors of the company. On all matters other than the election of directors as to which stockholders generally have a vote, holders of Common Stock, as a class, are entitled to 75%, and holders of Preferred Stock, as a class, are entitled to 25%, of the total number of votes of all the capital stock of Ford Holdings. At December 31, 1993, the Preferred Stock consisted of $800 million of Cumulative Flexible Rate Auction Preferred Stock (Exchange) ("Flex-APS"); $285 million of fixed-rate Series A Cumulative Preferred Stock; $173 million of fixed-rate Series B Cumulative Preferred Stock; and $200 million of fixed-rate Series C Cumulative Preferred Stock.

Dividends on the Flex-APS generally are determined through auction procedures. The maximum applicable dividend rate is a function of the 60-day "AA" Composite Commercial Paper rate or the applicable reference rate. The average dividend rate in effect on the Flex-APS in 1993 was 4.38%; the weighted average dividend rate was 4.43% on December 31, 1993. Accumulated and unpaid dividends on the Flex-APS amounted to $4 million at December 31, 1993.

The fixed-rate Series A Cumulative Preferred Stock dividend rate is 8% ($2.00 per depository share) per year; accumulated and unpaid dividends were $2 million at December 31, 1993. The fixed-rate Series B Cumulative Preferred Stock dividend rate is 8% ($2.00 per depository share) per year; accumulated and unpaid dividends were $1 million at December 31, 1993. The fixed-rate Series C Cumulative Preferred Stock dividend rate is 7.12% ($1.78 per depository share) per year; accumulated and unpaid dividends were $1 million at December 31, 1993.


NOTE 14.  Dividend Restrictions
- -------------------------------

Payment of dividends by American Road is restricted by insurance regulatory requirements of the State of Michigan. Based on these restrictions at December 31, 1993, management has determined the maximum dividend that may be paid in 1994 to Ford Holdings without regulatory approval is approximately $11 million.

Payment of dividends by certain subsidiaries of The Associates is restricted under the provisions of certain debt and revolving credit agreements. At December 31, 1993, $222 million was available for the payment of dividends.

NOTE 15.  Litigation and Claims
- -------------------------------

Various legal actions, governmental investigations and proceedings, and claims are pending or may be instituted or asserted in the future against Ford Holdings and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, sanctions, or other relief which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Holdings or the subsidiary involved. Although the amount of the ultimate liability at December 31, 1993 with respect to these matters cannot be ascertained, the company believes that any resulting liability should not materially affect the consolidated financial position of the company at December 31, 1993.


NOTE 16.  Transactions With Affiliated Companies
- ------------------------------------------------

The company receives technical and administrative advice and services from Ford and utilizes data processing facilities maintained by Ford. The cost of these services is allocated to the company based on actual costs incurred by Ford in performing these services. The company believes this allocation is a reasonable approximation of the costs it would have incurred on a stand-alone basis. Payments to Ford for such services were as follows (in millions): 1993 - $31; 1992 - $41; 1991 - $48.

The company provides insurance and other services to Ford and other affiliated companies. Amounts included in revenues for these services were as follows (in millions):

                                                   1993             1992             1991
                                                  -----            -----            -----
Physical damage premiums on vehicles
 and equipment financed at wholesale              $ 85             $ 63             $ 64

Reimbursements for administrative and
 technical services                                 55               47               39

Rental of office space and parking facilities       57               39               30

Net interest income under various financing arrangements between the company and Ford was as follows (in millions): 1993 - $16;
1992 - $33; 1991 - $37.

In 1991, Ford Holdings received a capital contribution from Ford Credit of $216 million in the form of cash and stock of certain consumer finance subsidiaries formerly owned by Ford Credit in exchange for additional shares of Ford Holdings' Common Stock. The cash and stock of the consumer finance subsidiaries were then contributed by Ford Holdings to The Associates.

NOTE 17.  Commitments and Contingencies
- ---------------------------------------

The company has entered into foreign exchange agreements to manage exposure to foreign exchange rate fluctuations. These exchange agreements hedge primarily debt, firm commitments and dividends that are denominated in foreign currencies.
Agreements entered into to manage these exposures are comprised primarily of foreign currency swaps. Gains or losses on the various agreements are either recognized during the period or included in the bases of the related transactions.

- ---------------------------------------

The fair value of these foreign exchange agreements generally was estimated using current market prices provided by outside quotation services. The fair value was estimated to be net receivable of $12 million at December 31, 1993 and a net payable of $47 million at December 31, 1992. In the unlikely event that a counterparty fails to meet the terms of a foreign exchange agreement, the company's market risk is limited to the currency rate differential. In the case of currency swaps, the company's market risk also may include an interest rate differential. At December 31, 1993 and 1992, the total amount of the company's foreign currency swaps outstanding was $281 million and $398 million, respectively, maturing primarily through 1996.

The company has entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements are comprised primarily of interest-rate swap agreements. The differential paid or received on interest-rate swap agreements is recognized as an adjustment to interest expense.

The fair value of interest-rate swaps is the estimated amount the company would receive or pay to terminate the swap agreement.
The fair value is calculated using information provided by outside quotation services, taking into account current interest rates and the current credit-worthiness of the swap counterparties.
The fair value was estimated to be a net receivable of $7 million at December 31, 1993 and a net payable of $7 million at December 31, 1992. In the unlikely event that a counterparty fails to meet the terms of an interest-rate swap agreement, the company's exposure is limited to the interest rate differential. The underlying principal amounts on which the company has interest-rate swap agreements and futures contracts outstanding aggregated $2.1 billion at December 31, 1993 and $1.9 billion at December 31, 1992.

Certain Ford Holdings' subsidiaries make credit lines available to holders of their credit cards. At December 31, 1993 and 1992, the unused portion of available credit was approximately $9.6 billion and $5.5 billion, respectively, and is revocable under specified conditions. The fair value of unused credit lines and the potential risk of loss was not considered to be significant.

In addition, the company has entered into a variety of other financial agreements which contain potential risk of loss. These agreements include financial guarantees and interest rate caps and floors. The fair value of these agreements and the potential risk of loss was not considered to be significant.


NOTE 18.  Segment Information
- -----------------------------

The company operates in three business segments: consumer finance, commercial finance, and insurance. The consumer finance segment is engaged primarily in making and investing in direct installment and revolving credit receivables, including credit card receivables, purchasing consumer-related installment obligations, and providing other consumer financial services.
The commercial finance segment is engaged primarily in financing sales of transportation and industrial equipment, leasing of equipment either through equipment vendors or directly to end users, and the construction and operation of commercial real estate developments. The insurance segment is engaged primarily in the issuance of single premium deferred annuities, property and casualty insurance relating to extended service plan contracts, credit life and credit disability insurance, and physical damage insurance. These insurance products are provided primarily to purchasers of vehicles financed by Ford subsidiaries and to customers of the finance operations of The Associates.

Corporate expenses consist primarily of interest on acquisition-related debt. Acquisition-related goodwill has been allocated to the operating segments.

- -----------------------------

Financial information segregated by business segment is as follows (in millions):

                                                   1993             1992             1991
                                                  -------          -------          -------
Revenues
  Consumer finance                                $ 2,461          $ 2,206          $ 2,080
  Commercial finance                                1,788            1,617            1,564
  Insurance                                         1,006              978            1,164
  Corporate                                            37               16                6
                                                  -------          -------          -------
    Total                                         $ 5,292          $ 4,817          $ 4,814
                                                  =======          =======          =======

Income/(loss) before income taxes and cumulative
 effects of changes in accounting principles
  Consumer finance                                $   493          $   367          $   313
  Commercial finance                                  380              285              270
  Insurance                                           117               91              175
  Corporate                                          (159)            (155)            (166)
                                                  -------          -------          -------
    Total                                         $   831          $   588          $   592
                                                  =======          =======          =======

Assets
  Consumer finance                                $17,682          $15,902          $14,314
  Commercial finance                               16,167           13,200           11,565
  Insurance                                         3,806            2,933            2,685
  Corporate                                           944              696              215
                                                  -------          -------          -------
    Total                                         $38,599          $32,731          $28,779
                                                  =======          =======          =======

Capital expenditures
  Consumer finance                                $     7          $    16          $    15
  Commercial finance                                   23               20               18
                                                  -------          -------          -------
    Total                                         $    30          $    36          $    33
                                                  =======          =======          =======


NOTE 19.  Summary Quarterly Financial Data (Unaudited)
- ------------------------------------------------------
(in millions)

                                                       1993                              1992
                                          -------------------------------  -------------------------------
                                          First   Second   Third   Fourth  First    Second  Third   Fourth
                                           Qtr.    Qtr.     Qtr.    Qtr.    Qtr.     Qtr.    Qtr.    Qtr.
                                          ------  ------   ------  ------  ------   ------  ------  ------
Total revenues                            $1,259  $1,301   $1,365  $1,367  $1,205   $1,228  $1,198  $1,186

Income before income taxes and
 cumulative effects of changes
 in accounting principles                 $  187  $  177   $  235  $  232  $  151   $  162  $  168  $  107

Cumulative effects of changes in
 accounting principles                    $    -  $    -   $    -  $    -  $   26   $    -  $    -  $    -

Net income                                $  118  $  109   $  136  $  148  $  125   $   97  $  106  $   55






                                                              Schedule III
                    Ford Holdings, Inc. and Subsidiaries

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT)

                             Statement of Income
            ----------------------------------------------------
              For the Years Ended December 31, 1993 and 1992
                               (in millions)

                                             1993                 1992
                                            ------               ------
Revenues
  Dividends from American Road
   and The Associates                       $  376               $  440
  Investments and other income                  36                   16
                                            ------               ------
     Total revenues                            412                  456

Expenses
  Interest expense                             183                  182
  Amortization of goodwill                      36                   36
  Other expense                                 (2)                  (9)
                                            ------               ------
     Total expenses                            217                  209

Income before income taxes and
 equity in undistributed earnings
 of subsidiaries                               195                  247

Credit for income taxes                        (55)                 (53)
                                            ------               ------

Income before equity in undistributed
 earnings of subsidiaries                      250                  300

Equity in undistributed earnings
 of subsidiaries                               261                   83
                                            ------               ------
   Net income                               $  511               $  383
                                            ======               ======

                              Balance Sheet
                     -----------------------------
                     At December 31, 1993 and 1992
                              (in millions)

                                             1993                 1992
                                            ------               ------
Assets
- ------
  Cash and cash equivalents                 $  326               $  137
  Investments in securities                    621                  560
  Receivables from affiliates
   and others                                  166                   51
  Equity in net assets of subsidiaries       5,207                4,736
                                            ------               ------
     Total assets                           $6,320               $5,484
                                            ======               ======

Liabilities and Stockholders' Equity
- ------------------------------------
  Payable to Ford                               80                   82
  Other liabilities                             75                   47
  Debt                                       1,874                1,858
                                            ------               ------
     Total liabilities                       2,029                1,987

     Stockholders' equity                    4,291                3,497
                                            ------               ------
     Total liabilities and stockholders'
      equity                                $6,320               $5,484
                                            ======               ======

                                        FSS-1

                                                        Schedule III

                        Ford Holdings, Inc. and Subsidiaries

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT)
               ------------------------------------------------------

                            Statement of Cash Flows
                  ----------------------------------------------
                  For the Years Ended December 31, 1993 and 1992
                               (in millions)

                                                           1993      1992
                                                           ----      ----
Cash and cash equivalents at January 1                     $137      $221

Cash flows from operating activities
  Net income                                                511       383
  Equity in undistributed earnings of subsidiaries         (261)      (83)
  Other                                                     (62)      (54)
                                                           ----      ----
    Net cash provided by operating activities               188       246

Cash flows from investing activities
  Sales and purchases of securities, net                    (61)     (560)
  Capital contributions                                    (240)       (5)
                                                           ----      ----
    Net cash used in investing activities                  (301)     (565)

Cash flows from financing activities
  Dividends paid to preferred stockholders                  (73)      (48)
  Issuance of Preferred Stock                               375       283
                                                           ----      ----
    Net cash provided by financing activities               302       235

Net increase/(decrease) in cash and cash
  equivalents                                               189       (84)
                                                           ----      ----
Cash and cash equivalents at December 31                   $326      $137
                                                           ====      ====

                                 FSS-2

                                                                                         Schedule IV

                                           FORD HOLDINGS, INC. AND SUBSIDIARIES

                                          INDEBTEDNESS OF AND TO RELATED PARTIES
                                          --------------------------------------

                                    For the Years Ended December 31, 1993, 1992 and 1991


   Col. A              Col. B       Col. C       Col. D    Col. E       Col. F          Col. G        Col. H     Col. I
- --------------       ----------   ---------    ----------  -------       ------       ---------    ----------   -------
                                      Indebtedness of                                    Indebtedness to
                     ---------------------------------------------       ----------------------------------------------
                     Balance at                           Balance        Balance at                             Balance
Name of Person       Beginning    Additions   Deductions  at End         Beginning    Additions    Deductions    at End
- --------------       ----------   ---------   ----------  -------        ----------   ---------    ----------   -------
For the Year
Ended December
31, 1993
- --------------
ACONA B.V.           $163         $ -          $ (26)     $137             $24         $  4         $   -         $ 28
Ford Motor             16          53(a)          (5)       64             190            6           (20)         176
Other Ford
  Subsidiaries        141           2            (52)       91             101           23            (4)         120
                     ----         ---           ----      ----            ----         ----         -----         ----
    Total            $320         $55           $(83)     $292            $315         $ 33         $  24         $324

For the Year
Ended December
31, 1992
- --------------
ACONA B.V.           $228        $ -           $ (65)     $163            $ 21         $  3         $   -         $ 24
Ford Motor             31        	               (15)       16             167           36(c)        (13)         190
Other Ford
  Subsidiaries        105         51(b)          (15)      141              92            9             -          101
                     ----        ---           -----      ----            ----         ----         -----         ----
    Total            $364        $51           $ (95)     $320            $280         $ 48         $ (13)        $315


For the Year
Ended December
31, 1991
- --------------
ACONA B.V.           $440        $ -           $(212)     $228            $ 17         $  4         $   -         $ 21
Ford Motor             38          1              (8)       31             330           42(d)       (205)         167
Other Ford
  Subsidiaries        173          8             (76)      105              34           58(e)          -           92
                     ----        ---           -----      ----            ----         ----         -----         ----
    Total            $651        $ 9           $(296)     $364            $381         $104         $(205)        $280

(a)  Primarily an increase in Ford Land notes receivable from Ford
(b) Primarily an increase in receivables at American Road for insurance premiums collected by Ford Credit
(c) Primarily higher payables at Ford Land and an increase in State taxes payable at Ford Holdings
(d) Primarily interest accrual on Ford Holdings zero-coupon note to Ford and increase in American Road accounts payable to Ford
(e) Primarily increases in accounts payables at USL Capital and The Associates with Ford Credit


                                FSS-3

                                                      Schedule IX

                             FORD HOLDINGS, INC. AND SUBSIDIARIES

                                    SHORT-TERM BORROWINGS
                                    ---------------------

                     For the Years Ended December 31, 1993, 1992 and 1991
                                 (dollar amounts in millions)


    Col.A              Col. B           Col. C            Col. D          Col. E        Col. F
- ---------------        -------         --------        -----------     -----------     ---------
                                       Weighted                                        Weighted
                                       Average         Maximum         Average         Average
                                       Interest        Amount          Amount          Interest
Category of            Balance         Rate at         Outstanding     Outstanding     Rate
Aggregate Short-       At End          End of          During The      During The      During The
Term Borrowings        Of Year         Year            Year            Year(a)         Year(b)
- ----------------       -------         --------        -----------     -----------     ----------

For the Year
Ended December 31,
1993(c)
- ------------------

Commercial Paper       $10,721           3.3%          $11,124         $10,373             3.2%
Bank & Other Debt      $   472           3.8%          $   472         $    12             3.5%

For the year
Ended December 31,
1992(c)
- ------------------

Commercial Paper       $ 9,517           3.4%          $ 9,517         $ 9,213             3.4%
Bank & Other Debt      $   466           3.5%          $   466         $    21             3.5%

For the Year
Ended December 31,
1991
- ------------------

Commercial Paper       $ 8,749           5.0%          $ 9,000         $ 8,866             5.0%
Bank & Other Debt      $   368           5.4%          $   368         $     2             5.5%

- -------------------------
(a) The average amount outstanding during the period was computed using the amounts outstanding at the end of each month, including the amount at the beginning of the period.

(b) The weighted average interest rate during the period was computed by dividing actual interest expense on short-term borrowings by the average short-term debt outstanding during the period.

(c) The increase in debt in 1993, 1992 and 1991 resulted principally from the growth in receivables at The Associates.


                                FSS-4

                               EXHIBIT INDEX


Designation               Description                         Method of Filing
- -----------               -----------                         ----------------

Exhibit 3-A              Certificate of Incorporation         Filed as Exhibit 3-A to
                         dated August 30, 1989.               the Registrant's Annual
                                                              Report on Form 10-K for
                                                              the year ended December 31,
                                                              1989.  File 0-18263.*

Exhibit 3-B              By-Laws of the Registrant, as        Filed as Exhibit 3-B to
                         amended through October 20,          the Registrant's Annual
                         1989                                 Report on Form 10-K for
                                                              the year ended December 31,
                                                              1989.  File 0-18263.*

Exhibit 3-C              By-Laws of the Registrant, as        Filed as Exhibit 3-C to the
                         amended through May 22, 1992.        Registrant's Annual Report on
                                                              Form 10-K for the year
                                                              ended December 31, 1992.  File
                                                              0-18263.*

Exhibit 4-A              Certificate of Designation           Filed as Exhibit 4-A to
                         of Flexible Rate Auction             the Registrant's Annual
                         Preferred Stock.                     Report on Form 10-K for
                                                              the year ended December 31,
                                                              1989.  File 0-18263.*

Exhibit 4-A-1            Certificate of Designation           Filed as Exhibit 4-A-1 to
                         of Flexible Rate Auction             the Registrant's Annual
                         Preferred Stock (Exchange).          Report on Form 10-K for
                                                              the year ended December 31,
                                                              1990.  File O-18263.*

Exhibit 4-A-2            Certificate of Amendment to          Filed as Exhibit 4-A-2 to the
                         the Certificate of Desig-            Registrant's Annual Report on
                         nation of Flexible Rate              Form 10-K for the year ended
                         Auction Preferred Stock              December 31, 1991. File
                         (Exchange) filed                     0-18263.*
                         December 27, 1991.

Exhibit 4-A-3            Certificate of Elimination of        Filed as Exhibit 4-A-3 to the
                         Flexible Rate Auction Pre-           Registrant's Annual Report on
                         ferred Stock (as referred to         Form 10-K for the year ended
                         in Exhibit 4-A).                     December 31, 1992.  File
                                                              0-18263.*

                      -------------------------

Designation                       Description                 Method of Filing
- -----------                       -----------                 ----------------

Exhibit 4-A-4            Certificate of Amendment to the       Filed as Exhibit 4-A-4 to the
                         Certificate of Designation            Registrant's Annual Report on
                         of the Flexible Rate Auction          Form 10-K for the year ended
                         Preferred Stock (Exchange)            December 31, 1992.  File
                         filed June 1, 1992.                   0-18263.*


Exhibit 4-A-5            Certificate of Designation of         Filed as Exhibit 4-A-5 to the
                         Series A Cumulative                   Registrant's Annual Report on
                         Preferred Stock.                      Form 10-K for the year ended
                                                               December 31, 1992.  File
                                                               0-18263.*

Exhibit 4-A-6            Certificate of Designation of         Filed as Exhibit 4-A-6 to the
                         Series B Cumulative                   Registrant's Annual Report on
                         Preferred Stock.                      Form 10-K for the year ended
                                                               December 31, 1992.  File
                                                               0-18263.*

Exhibit 4-A-7            Form of Certificate of                Filed as Exhibit 2.7 to the
                         Designation of Series C               Registrant's Registration
                         Cumulative Preferred Stock.           Statement on Form 8-A dated
                                                               August 24, 1993.  File
                                                               0-18263.*

Exhibit 4-B              Indenture dated as of                 Filed as Exhibit 4-A to
                         February 1, 1990 among the            the Registrant's Regis-
                         Registrant, Ford and Manu-            tration Statement No.
                         facturers Hanover Trust               33-32641.*
                         Company.

Exhibit 4-C-1            Deposit Agreement dated as of         Filed as Exhibit 4-C-1 to the
                         June 4, 1992, among Registrant,       Registrant's Annual Report on
                         Chemical Bank, as depositary,         Form 10-K for the year ended
                         and the holders from time to time     December 31, 1992.  File
                         of Depositary Shares, each            0-18263.*
                         representing 1/4,000 of a share
                         of Series A Cumulative
                         Preferred Stock.

Exhibit 4-C-2            Deposit Agreement dated as of         Filed as Exhibit 1-B
                         January 26, 1993, among               to Registrant's Report on
                         Registrant, Chemical Bank,            Form 8-K dated January 19,
                         as depositary and the holders         1993. File No. 0-18263.*
                         from time to time of Depositary
                         Shares, each representing
                         1/4,000 of a share of Series B
                         Cumulative Preferred Stock.


                          -------------------------


Designation                       Description                   Method of Filing
- -----------                       -----------                   ----------------
Exhibit 4-C-3            Deposit Agreement dated as of           Filed as Exhibit 2.8 to the
                         August 30, 1993, among Reg-             Registrant's Registration
                         istrant, Chemical Bank, as              Statement on Form 8-A dated
                         depositary and the holders              August 24, 1993.  File
                         from time to time of Depositary         0-18263.*
                         Shares, each representing 1/4000
                         of a share of Series C Cumulative
                         Preferred Stock.


Exhibit 10-A             Agreement dated as of                   Filed as Exhibit 10-A to
                         October 27, 1989 between                the Registrant's Annual
                         the Registrant and Ford.                Report on Form 10-K for
                                                                 the year ended December 31,
                                                                 1989.  File 0-18263.*

Exhibit 10-B             Agreement dated as of                   Filed as Exhibit 10-B to
                         October 27, 1989 between                the Registrant's Annual
                         the Registrant and Ford                 Report on Form 10-K for
                         Credit.                                 the year ended December 31,
                                                                 1989.  File 0-18263.*

Exhibit 12               Computation of Ratio of                 Filed with this Report.
                         Earnings to Fixed Charges.

Exhibit 21               Subsidiaries of the Registrant          Filed with this Report
                         as of December 31, 1993.

Exhibit 23               Consent of Independent                  Filed with this Report.
                         Certified Public Accountants.

Exhibit 24               Powers of Attorney.                     Filed with this Report.



                               -3-






j:\10k\exindfh.93