Form 10-Q
period 1994-03-31
FORD HOLDINGS INC
filed 1994-05-13
CIK 857775

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994 OR
                               --------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   --------------

              Commission file number    0-18263
                                    ----------------


                      Ford Holdings, Inc.
   (Exact name of registrant as specified in its charter)

   Incorporated in Delaware                   38-2890269
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)


      The American Road, Dearborn, Michigan              48121
      (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code  313-322-3000



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   .  No       .


As of May 13, 1994, the Registrant had outstanding 1,099 shares of Common Stock, all of which were held, directly or indirectly, by Ford Motor Company.

       Exhibit index located on sequential page number 9

                     FORD HOLDINGS, INC. AND SUBSIDIARIES

                        Part I. Financial Information
                        -----------------------------

Item 1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the Registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1993.

                   Ford Holdings, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENT OF INCOME
                     --------------------------------

               For the Periods Ended March 31, 1994 and 1993
                               (in millions)

                                                         First Quarter
                                                   ----------------------
                                                    1994            1993
                                                   ------          ------
                                                        (unaudited)
Revenues
Financing revenues                                 $1,042          $  915
Insurance premiums earned                             174             171
Investment and other income                           155             173
                                                   ------          ------
  Total revenues                                    1,371           1,259

Expenses
Interest expense                                      451             429
Operating and other expenses                          364             311
Provision for credit losses                           130             120
Insurance claims                                      111             132
Depreciation                                           48              48
Interest credited on annuity contracts                 23              13
Amortization of policy acquisition costs               22              19
                                                   ------          ------
  Total expenses                                    1,149           1,072
                                                   ------          ------

Income before income taxes                            222             187

Provision for income taxes                             83              68
                                                   ------          ------

Income before minority interests                      139             119

Minority interests in net (loss)/
 income of subsidiaries                                (1)              1
                                                   ------          ------

Net income                                         $  140          $  118
                                                   ======          ======


- - - - - - -
The accompanying note is part of the financial statements.

                       Ford Holdings, Inc. and Subsidiaries

                             CONSOLIDATED BALANCE SHEET
                             --------------------------
                                   (in millions)

                                                     March 31,             Dec. 31,
                                                       1994                  1993
                                                     ----------            ---------
                                                     (unaudited)
ASSETS
Cash and cash equivalents                            $   840                $   823
Investments in securities (Note 1)                     4,277                  4,277
Finance receivables, net                              25,117                 24,568
Accounts and notes receivable                            553                    607
Receivables from Ford and affiliated companies           262                    292
Investments in direct financing leases, net            4,136                  3,974
Investments in operating leases, net                   1,471                  1,441
Goodwill                                               1,815                  1,830
Deferred policy acquisition costs                        194                    178
Other assets                                             591                    609
                                                     -------                -------

     Total assets                                    $39,256                $38,599
                                                     =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $   566                $   622
Payables to Ford and affiliated companies                279                    324
Unpaid insurance claims                                  145                    136
Income taxes currently payable                           129                     79
Annuity contracts                                      1,783                  1,598
Unearned insurance premiums                              861                    865
Debt                                                  30,067                 29,570
Other liabilities and deferred income                  1,058                  1,114
Minority interests in net assets of subsidiaries          17                      -
                                                     -------                -------
     Total liabilities                                34,905                 34,308

Stockholders' equity
Preferred Stock, $1 par value                          1,458                  1,458
Common Stock, $1 par value,
 authorized - 10,000 shares;
 issued and outstanding - 1,099 shares                     *                      *
Paid-in surplus                                          976                    976
Unrealized (loss)/gain on marketable
 securities, net of taxes                                (17)                    40
Foreign currency translation adjustments                  (4)                    (3)
Earnings retained for use in business                  1,938                  1,820
                                                     -------                -------
     Total stockholders' equity                        4,351                  4,291
                                                     -------                -------

     Total liabilities and stockholders' equity      $39,256                $38,599
                                                     =======                =======

- - - - - - -
*Less than $50,000

The accompanying note is part of the financial statements.

                   Ford Holdings, Inc. and Subsidiaries

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              ----------------------------------------------

               For the Periods Ended March 31, 1994 and 1993
                               (in millions)

                                                            First Quarter
                                                     -------------------------
                                                       1994             1993
                                                     ---------       ---------
                                                             (unaudited)

Cash and cash equivalents at January 1               $   823         $   408

Cash flows from operating activities
  before securities trading                              331             636
Net sales of trading securities (Note 1)                  25               -
                                                     -------         -------
   Net cash flows from operating activities              356             636

Cash flows from investing activities
 Acquisitions of finance receivables                  (6,163)         (4,522)
 Collections of finance receivables                    5,226           3,952
 Purchases of securities (Note 1)                     (3,407)         (3,556)
 Sales of securities (Note 1)                          3,290           3,183
 Recovery of equipment costs and residual interests      176             183
 Cost of equipment and lease receivables acquired       (187)           (398)
 Other                                                    44              51
                                                     -------         -------
   Net cash used in investing activities              (1,021)         (1,107)

Cash flows from financing activities
 Issuance of Preferred Stock                               0             173
 Proceeds from issuance of long-term debt                852           1,334
 Principal payments on long-term debt                   (670)           (504)
 Changes in short-term debt                              307            (382)
 Dividends paid to shareholders                          (21)            (14)
 Receipts from annuity contracts, net                    185             221
 Other                                                    29              11
                                                     -------         -------
   Net cash provided by financing activities             682             839

Net increase in cash and cash equivalents                 17             368
                                                     -------         -------

Cash and cash equivalents at March 31                $   840         $   776
                                                     =======         =======

- - - - - - -
The accompanying note is part of the financial statements.

                   Ford Holdings, Inc. and Subsidiaries

                       NOTE TO FINANCIAL STATEMENTS
                       ----------------------------

NOTE 1. New Accounting Standard
- - -------------------------------

Effective January 1, 1994, Ford Holdings, Inc. and Subsidiaries ("the company") adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Concurrent with the adoption, the company classified most of its investments in securities at March 31, 1994 as available-for-sale or trading, and adjusted the recorded value to fair value; the effect on the company's financial statements was not material. In addition, the purchases and sales of trading securities are included in cash flows from operating activities. Financial statements for the prior period were not restated.

Coopers                                       certified public accountants
& Lybrand




                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Holdings, Inc.


We have reviewed the consolidated balance sheet of Ford Holdings, Inc. and Subsidiaries at March 31, 1994 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended March 31, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 1, 1994, we expressed an unqualified opinion on those consolidated financial statements.




/s/ COOPERS & LYBRAND

COOPERS & LYBRAND

Detroit, Michigan
April 27, 1994

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- - ----------------------------------------------------------

OVERVIEW

The Company's net income in the first quarter of 1994 was $140 million, up $22 million from the $118 million earned in the first quarter of 1993. The increase resulted primarily from improved earnings at The Associates and USL Capital, offset partially by lower earnings at American Road.

Consolidated results reflect the acquisition-related costs of purchasing The Associates, including interest expense, goodwill, and adjustments to record the fair value of net assets acquired. These adjustments will vary over time as the acquired assets and liabilities liquidate.

The consolidated financial statements on pages 2 through 5 inclusive should be read as an integral part of this review.


RESULTS OF OPERATIONS:  FIRST QUARTER 1994 COMPARED WITH FIRST
QUARTER 1993

The Associates earned $128 million in the first quarter of 1994, up $17 million from the first quarter of 1993. The improvement resulted primarily from higher levels of earning assets and improved net interest margins.

American Road earned $17 million in the first quarter of 1994, compared with $24 million in the first quarter of 1993. The decrease resulted primarily from lower investment income, partially offset by improved underwriting experience in extended service plan, floorplan and dealer plan products. Premiums written by American Road were $74 million in the first quarter of 1994, compared with $62 million a year ago. The increase in premiums written reflects higher vehicle sales and higher premium rates for floorplan insurance products.

USL Capital earned $21 million in the first quarter of 1994, compared with $17 million a year ago. The improvement resulted primarily from higher earning assets and continued operating cost reductions.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1994, the Company's cash and investments in securities increased by $17 million to $5.1 billion, receivables and lease investments increased by $657 million to $31.5 billion, and total debt increased by $497 million to $30.1 billion.

At March 31, 1994, Ford Holdings and its subsidiaries had approximately $9.5 billion of support facilities, all of which were contractually committed; less than 2% of these facilities were in use at that date.


OTHER FINANCIAL INFORMATION

Coopers & Lybrand, the Company's independent public accountants, performed a limited review of the financial data presented on pages 2 through 5 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Coopers & Lybrand did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Coopers & Lybrand as a result of their review.

                     Part II.  Other Information
                     ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)    Exhibits

       Please refer to the Exhibit Index on page 9.

(b)    Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter for which this report is filed.






                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       FORD HOLDINGS, INC.
                                  ----------------------------
                                          (Registrant)



Date:  May 13, 1994               By:  /s/ Terrence F. Marrs
       ------------                   ------------------------
                                      Terrence F. Marrs
                                      Vice President - Controller
                                      (principal Accounting officer)

                             EXHIBIT INDEX
                             -------------


                                                        Sequential
                                                        Page Number
Designation                   Description               at Which Found
- - -----------         --------------------------------    --------------

Exhibit 12          Ford Holdings, Inc. and                  10
                    Subsidiaries Calculation of
                    Ratio of Earnings to Combined
                    Fixed Charges and Preferred
                    Stock Dividends


Exhibit 15          Letter of Coopers & Lybrand,             11
                    Independent Public Accountants,
                    dated May 11, 1994, relating
                    to Financial Information