Form 10-Q
period 1994-06-30
FORD HOLDINGS INC
filed 1994-07-29
CIK 857775

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                 FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1994             OR
                               ------------------------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ---------------    ---------------


                Commission file number    0-18263
                                      --------------

                          Ford Holdings, Inc.
                          -------------------
          (Exact name of registrant as specified in its charter)


   Incorporated in Delaware                    38-2890269
- --------------------------------          ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)            Identification Number)


  The American Road, Dearborn, Michigan                 48121
- ----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  313-322-3000
                                                  ----------------


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   .  No       .
                                       ------      ------

As of July 29, 1994, the Registrant had outstanding 1,099 shares of Common Stock, all of which were held, directly or indirectly, by Ford Motor Company.

             Exhibit index located on sequential page number 10

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


               Ford Holdings, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF INCOME
                 --------------------------------

             For the Periods Ended June 30, 1994 and 1993
                            (in millions)


                                                        Second Quarter                    First Half
                                                  ------------------------          ----------------------
                                                    1994             1993             1994           1993
                                                  -------          -------          -------         ------
                                                        (unaudited)                       (unaudited)
Revenues
Financing revenues                                $1,074           $  929           $2,116          $1,844
Insurance premiums earned                            169              188              343             359
Investment and other income                          152              184              307             357
                                                  ------           ------           ------          ------
  Total revenues                                   1,395            1,301            2,766           2,560

Expenses
Interest expense                                     476              433              927             862
Operating and other expenses                         353              349              717             660
Provision for credit losses                          153              119              283             239
Insurance claims                                     106              130              217             262
Depreciation                                          48               46               96              94
Interest credited on annuity contracts                25               16               48              29
Amortization of policy acquisition costs              21               31               43              50
                                                  ------           ------           ------          ------
  Total expenses                                   1,182            1,124            2,331           2,196
                                                  ------           ------           ------          ------

Income before income taxes                           213              177              435             364

Provision for income taxes                            79               67              162             135
                                                  ------           ------           ------          ------

Income before minority interests                     134              110              273             229

Minority interests in net (loss)/
 income of subsidiaries                               (1)               1               (2)              2
                                                  ------           ------           ------          ------

Net income                                        $  135           $  109           $  275          $  227
                                                  ======           ======           ======          ======

- - - - - -
The accompanying note is part of the financial statements.

                  Ford Holdings, Inc. and Subsidiaries

                        CONSOLIDATED BALANCE SHEET
                        --------------------------
                              (in millions)

                                                                        June 30,         Dec. 31,
                                                                          1994             1993
                                                                       ----------       ----------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                              $ 1,007          $   823
Investments in securities (Note 1)                                       4,288            4,277
Finance receivables, net                                                26,207           24,568
Accounts and notes receivable                                              691              607
Receivables from Ford and affiliated companies                             287              292
Investments in direct financing leases, net                              4,218            3,974
Investments in operating leases, net                                     1,474            1,441
Goodwill                                                                 1,797            1,830
Deferred policy acquisition costs                                          214              178
Other assets                                                               460              609
                                                                       -------          -------

     Total assets                                                      $40,643          $38,599
                                                                       =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                       $   452          $   622
Payables to Ford and affiliated companies                                  296              324
Unpaid insurance claims                                                    139              136
Income taxes currently payable                                              58               79
Annuity contracts                                                        2,117            1,598
Unearned insurance premiums                                                871              865
Debt                                                                    31,317           29,570
Other liabilities and deferred income                                      980            1,114
Minority interests in net assets of subsidiaries                            13                -
                                                                       -------          -------
     Total liabilities                                                  36,243           34,308

Stockholders' equity
Preferred Stock, $1 par value                                            1,459            1,458
Common Stock, $1 par value,
 authorized - 10,000 shares;
 issued and outstanding - 1,099 shares                                       *                *
Paid-in surplus                                                            976              976
Unrealized (loss)/gain on marketable
 securities, net of taxes                                                  (81)              40
Foreign currency translation adjustments                                    (4)              (3)
Earnings retained for use in business                                    2,050            1,820
                                                                       -------          -------
     Total stockholders' equity                                          4,400            4,291
                                                                       -------          -------

     Total liabilities and stockholders' equity                        $40,643          $38,599
                                                                       =======          =======

- - - - - -
*Less than $50,000

The accompanying note is part of the financial statements.

                    Ford Holdings, Inc. and Subsidiaries

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               ----------------------------------------------

                For the Periods Ended June 30, 1994 and 1993
                               (in millions)

                                                                               First Half
                                                                       --------------------------
                                                                          1994             1993
                                                                       ----------       ---------
                                                                               (unaudited)
Cash and cash equivalents at January 1                                 $   823          $   408

Cash flows from operating activities before securities trading             422              778
Net sales of trading securities (Note 1)                                   167                -
                                                                       -------          -------
   Net cash flows from operating activities                                589              778

Cash flows from investing activities
 Acquisitions of finance receivables                                   (13,397)          (9,657)
 Collections of finance receivables                                     11,056            8,291
 Purchases of securities (Note 1)                                       (6,209)          (5,809)
 Sales of securities (Note 1)                                            5,829            5,513
 Recovery of equipment costs and residual interests                        395              332
 Cost of equipment and lease receivables acquired                         (493)            (878)
 Acquisitions of other companies                                             -              (85)
 Other                                                                     174               59
                                                                       -------          -------
   Net cash used in investing activities                                (2,645)          (2,234)

Cash flows from financing activities
 Issuance of Preferred Stock                                                 1              174
 Proceeds from issuance of long-term debt                                1,744            2,456
 Principal payments on long-term debt                                   (1,099)          (1,114)
 Changes in short-term debt                                              1,100               88
 Dividends paid to shareholders                                            (45)             (33)
 Receipts from annuity contracts, net                                      519              446
 Other                                                                      20               39
                                                                       -------          -------
   Net cash provided by financing activities                             2,240            2,056

Net increase in cash and cash equivalents                                  184              600
                                                                       -------          -------

Cash and cash equivalents at June 30                                   $ 1,007          $ 1,008
                                                                       =======          =======

- - - - - -
The accompanying note is part of the financial statements.

                  Ford Holdings, Inc. and Subsidiaries

                     NOTE TO FINANCIAL STATEMENTS
                     ----------------------------

NOTE 1. Condensed Consolidated Statement of Cash Flows
- ------------------------------------------------------


Effective January 1, 1994, Ford Holdings, Inc. and Subsidiaries (the "Company") adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Concurrent with the adoption, the Company classified most of its investments in securities at June 30, 1994 as available-for-sale or trading, and adjusted the recorded value to fair value; the effect on the Company's financial statements was not material. In addition, the purchases and sales of trading securities were included in cash flows from operating activities. Financial statements for the prior period were not restated.

Coopers
& Lybrand                          certified public accountants





                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Holdings, Inc.


We have reviewed the consolidated balance sheet of Ford Holdings, Inc. and Subsidiaries at June 30, 1994 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended June 30, 1994. These financial statements are the responsibility of the Company's management.

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




/s/ COOPERS & LYBRAND

COOPERS & LYBRAND

Detroit, Michigan
July 27, 1994

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

OVERVIEW

The Company's net income in the second quarter of 1994 was $135 million, up $26 million from the $109 million earned in the second quarter of 1993. The increase resulted primarily from improved earnings at The Associates, USL Capital and Ford Land, offset partially by lower earnings at American Road.

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


RESULTS OF OPERATIONS:  SECOND QUARTER 1994 COMPARED WITH SECOND
QUARTER 1993

The Associates earned $121 million in the second quarter of 1994, compared with $111 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins.

USL Capital earned $27 million in the second quarter of 1994, compared with $20 million a year ago. The improvement resulted primarily from higher earning assets, lower operating costs and improved net interest margins.

American Road earned $13 million in the second quarter of 1994, compared with $16 million in the same period in 1993. The decrease resulted primarily from reduced investment income, partially offset by improved extended service plan results and higher income on annuity contracts. Premiums written by American Road were $85 million in the second quarter of 1994, compared with $83 million a year ago.

Ford Land earned $7 million in the second quarter of 1994, up $7 million from the same period in 1993. The improvement resulted primarily from a gain on sale of real estate development property.


FIRST HALF 1994 COMPARED WITH FIRST HALF 1993

The Company's net income in the first half of 1994 was $275 million, up $48 million from the $227 million earned in the first half of 1993. The increase resulted primarily from improved earnings at The Associates, USL Capital and Ford Land, offset by lower earnings at American Road.

The Associates earned $249 million in the first half of 1994, compared with $222 million a year ago. The improvement reflected primarily the same factors as those described in the discussion of second quarter results of operations.

USL Capital's net income in the first half of 1994 was $48 million, compared with $37 million a year ago. The improvement resulted primarily from higher earning assets and lower operating costs.

American Road earned $30 million in the first half of 1994, compared with $39 million a year ago. The decrease resulted primarily from reduced investment income, partially offset by improved underwriting experience in extended service plan, floor plan and dealer plan products. Premiums written by American Road were $159 million in the first half of 1994, compared with $145 million a year ago.

Ford Land earned $9 million in the first half of 1994, compared with a loss of $2 million in the same period in 1993. The improvement resulted primarily from a gain on sale of real estate development property.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1994, the Company's cash and investments in securities increased by $195 million to $5.3 billion. Net receivables and lease investments increased by $2 billion to $32.9 billion, reflecting continued growth in earning assets at The Associates. Total debt increased by $1.7 billion to $31.3 billion, resulting from higher debt levels required to finance growth in earning assets at The Associates.

At June 30, 1994, the Company had approximately $9.8 billion of support facilities, all of which were contractually committed;
less than 2% of these facilities were in use at that date.


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

                        Part II.  Other Information
                        ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibits

      Please refer to the Exhibit Index on page 10.

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter for which this report is filed.



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 FORD HOLDINGS, INC.
                              -------------------------
                                    (Registrant)





Date:  July 29, 1994       By: /s/ Terrence F. Marrs
       --------------         ----------------------
                              Terrence F. Marrs
                              Vice President - Controller
                              (principal Accounting officer)

                              EXHIBIT INDEX

                                                                             Sequential
                                                                             Page Number
Designation                   Description                                  at Which Found
- -----------      --------------------------------------------              --------------
Exhibit 12       Ford Holdings, Inc. and Subsidiaries                            11
                 Calculation of Ratio of Earnings to Combined
                 Fixed Charges and Preferred Stock Dividends


Exhibit 15       Letter of Coopers & Lybrand, Independent                        12
                 Public Accountants, July 29, 1994,
                 relating to Financial Information