Form 10-Q
period 1994-09-30
FORD HOLDINGS INC
filed 1994-11-03
CIK 857775

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1994     OR
                              -------------------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

               Commission file number    0-18263
                                      -------------

                            Ford Holdings, Inc.
                            -------------------
         (Exact name of registrant as specified in its charter)


   Incorporated in Delaware                 38-2890269
- --------------------------------         ------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)         Identification Number)


The American Road, Dearborn, Michigan                48121
- --------------------------------------             ----------
(Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code  313-322-3000
                                                    -------------



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

As of November 3, 1994, the Registrant had outstanding 1,099 shares of Common Stock, all of which were held, directly or indirectly, by Ford Motor Company.

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

                      Ford Holdings, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------

              For the Periods Ended September 30, 1994 and 1993
                                 (in millions)

                                                    Third Quarter                    Nine Months
                                               -----------------------         ----------------------
                                                1994             1993           1994            1993
                                               ------           ------         ------          ------
                                                     (unaudited)                    (unaudited)
Revenues
Financing revenues                              $1,141          $  982          $3,257          $2,826
Insurance premiums earned                          168             173             511             532
Investment and other income                        220             210             527             567
                                                ------          ------          ------          ------
  Total revenues                                 1,529           1,365           4,295           3,925

Expenses
Interest expense                                   512             442           1,439           1,304
Operating and other expenses                       406             336           1,123             996
Provision for credit losses                        153             129             436             368
Insurance claims                                   109             125             326             387
Depreciation                                        47              44             143             138
Interest credited on annuity contracts              32              20              80              49
Amortization of policy acquisition costs            20              34              63              84
                                                ------          ------          ------          ------
  Total expenses                                 1,279           1,130           3,610           3,326
                                                ------          ------          ------          ------

Income before income taxes                         250             235             685             599

Provision for income taxes                          89              98             251             233
                                                ------          ------          ------          ------

Income before minority interests                   161             137             434             366

Minority interests in net income/
 (loss) of subsidiaries                              1               1              (1)              3
                                                ------          ------          ------          ------

Net income                                      $  160          $  136          $  435          $  363
                                                ======          ======          ======           ======

- - - - - -
The accompanying note is part of the financial statements.

                       Ford Holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 (in millions)

                                                                    Sept. 30,        Dec. 31,
                                                                       1994            1993
                                                                    -----------      --------
                                                                    (unaudited)
ASSETS
Cash and cash equivalents                                           $ 1,005         $   823
Investments in securities (Note 1)                                    4,835           4,277
Finance receivables, net                                             27,745          24,568
Accounts and notes receivable                                           753             607
Receivables from Ford and affiliated companies                          186             292
Investments in direct financing leases, net                           4,101           3,974
Investments in operating leases, net                                  1,536           1,441
Goodwill                                                              1,783           1,830
Deferred policy acquisition costs                                       237             178
Other assets                                                            455             609
                                                                    -------         -------

     Total assets                                                   $42,636         $38,599
                                                                    =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $   558         $   622
Payables to Ford and affiliated companies                               256             324
Unpaid insurance claims                                                 146             136
Income taxes currently payable                                           73              79
Annuity contracts                                                     2,473           1,598
Unearned insurance premiums                                             896             865
Debt                                                                 32,499          29,570
Other liabilities and deferred income                                 1,022           1,114
Minority interests in net assets of subsidiaries                         19               0
                                                                    -------         -------
     Total liabilities                                               37,942          34,308

Stockholders' equity
Preferred Stock, $1 par value                                         1,659           1,458
Common Stock, $1 par value,
 authorized - 10,000 shares;
 issued and outstanding - 1,099 shares                                    *               *
Capital in excess of par value of stock                                 969             976
Unrealized (loss)/gain on marketable
 securities, net of taxes                                              (120)             40
Foreign currency translation adjustments                                 (3)             (3)
Earnings retained for use in business                                 2,189           1,820
                                                                    -------         -------
     Total stockholders' equity                                       4,694           4,291
                                                                    -------         -------

     Total liabilities and stockholders' equity                     $42,636         $38,599
                                                                    =======         =======

- - - - - -
*Less than $50,000

The accompanying note is part of the financial statements.


                      Ford Holdings, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------

              For the Periods Ended September 30, 1994 and 1993
                                (in millions)


                                                                           Nine Months
                                                                    ------------------------
                                                                      1994             1993
                                                                    -------          -------
                                                                            (unaudited)

Cash and cash equivalents at January 1                              $   823         $   408

Cash flows from operating activities before securities trading        1,025           1,126
Net purchases of trading securities (Note 1)                            (32)              -
                                                                    -------         -------
   Net cash flows from operating activities                             993           1,126

Cash flows from investing activities
 Acquisitions of finance receivables                                (20,464)        (15,260)
 Collections of finance receivables                                  16,939          12,856
 Purchases of securities (Note 1)                                    (9,296)        (10,331)
 Sales of securities (Note 1)                                         8,527           9,468
 Recovery of equipment costs and residual interests                     607             518
 Cost of equipment and lease receivables acquired                      (776)         (1,254)
 Acquisitions of other companies                                       (426)           (300)
 Other                                                                  100              (5)
                                                                    -------         -------
   Net cash used in investing activities                             (4,789)         (4,308)

Cash flows from financing activities
 Issuance of Preferred Stock                                            201             375
 Proceeds from issuance of long-term debt                             2,926           3,749
 Principal payments on long-term debt                                (1,442)         (1,582)
 Changes in short-term debt                                           1,445             422
 Dividends paid to shareholders                                         (66)            (51)
 Receipts from annuity contracts, net                                   875             629
 Other                                                                   39              46
                                                                    -------         -------
   Net cash provided by financing activities                          3,978           3,588

Net increase in cash and cash equivalents                               182             406
                                                                    -------         -------

Cash and cash equivalents at September 30                           $ 1,005         $   814
                                                                    =======         =======

- - - - - -
The accompanying note is part of the financial statements.

                         Ford Holdings, Inc. and Subsidiaries

                              NOTE TO FINANCIAL STATEMENTS
                              ----------------------------


NOTE 1. Condensed Consolidated Statement of Cash Flows
- ------------------------------------------------------
Effective January 1, 1994, Ford Holdings, Inc. and Subsidiaries (the "Company") adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Concurrent with the adoption, the Company classified most of its investments in securities at September 30, 1994 as available-for-sale or trading, and adjusted the recorded value to fair value; the effect on the Company's financial statements was not material. In addition, the purchases and sales of trading securities were included in cash flows from operating activities. Financial statements for the prior period were not restated.

Coopers                             certified public accountants
& Lybrand L.L.P.




                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Holdings, Inc.


We have reviewed the consolidated balance sheet of Ford Holdings, Inc. and Subsidiaries at September 30, 1994 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended September 30, 1994. These financial statements are the responsibility of the Company's management.

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




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 26, 1994

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- ----------------------------------------------------------

OVERVIEW

The Company's net income in the third quarter of 1994 was $160 million, up $24 million from the $136 million earned in the third quarter of 1993. The increase resulted primarily from improved earnings at The Associates and USL Capital, offset partially by lower earnings at American Road.

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


RESULTS OF OPERATIONS:  THIRD QUARTER 1994 COMPARED WITH THIRD
QUARTER 1993

The Associates earned $151 million in the third quarter of 1994, compared with $121 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins.

USL Capital earned $27 million in the third quarter of 1994, compared with $16 million a year ago. The increase reflected primarily higher levels of earning assets and lower operating costs. Results for USL Capital in the third quarter of 1993 include a $6 million one-time charge to the provision for income taxes to reflect restatement of deferred tax balances resulting from the August 1993 enactment of the Omnibus Budget Reconciliation Act in the U.S.

American Road earned $14 million in the third quarter of 1994, compared with $27 million in the same period in 1993. The decrease reflected reduced investment income from capital gains. Premiums written by American Road were $82 million in the third quarter of 1994, compared with $83 million a year ago.

FIRST NINE MONTHS 1994 COMPARED WITH FIRST NINE MONTHS 1993

The Company's net income in the first nine months of 1994 was $435 million, up $72 million from the $363 million earned in the first nine months of 1993. The increase resulted primarily from improved earnings at The Associates, USL Capital and Ford Land, offset by lower earnings at American Road.

The Associates earned $400 million in the first nine months of 1994, compared with $343 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins.

USL Capital's net income in the first nine months of 1994 was $75 million, compared with $53 million a year ago. The increase reflected higher levels of earning assets, lower operating costs and the non-recurrence of the unfavorable one-time tax adjustment in 1993 for increased U.S. tax rates.

American Road earned $44 million in the first nine months of 1994, compared with $67 million a year ago. The decrease reflected reduced investment income from capital gains, partially offset by improved underwriting experience in extended service plans. Premiums written by American Road were $241 million in the first nine months of 1994, compared with $228 million a year ago.

Ford Land earned $8 million in the first nine months of 1994, up
$8 million from the same period in 1993. The improvement resulted primarily from a gain on sale of real estate development property.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments in securities totaled $5.8 billion at September 30, 1994, up $740 million from December 31, 1993. The increase reflected primarily higher net receipts from annuity contracts available for investment by American Road.

Net receivables and lease investments were $34.3 billion at September 30, 1994, up $3.4 billion from December 31, 1993. The increase reflected continued growth in earning assets at The Associates. In September 1994, The Associates acquired the credit card portfolio and certain other assets of Amoco Oil Company. The fair value of assets acquired totaled $426 million. The transaction was accounted for as a purchase.

Total debt was $32.5 billion at September 30, 1994, up $2.9 billion from December 31, 1993. The increase resulted primarily from higher debt levels required to finance growth in earning assets at The Associates.

The liability for annuity contracts was $2.5 billion at September 30, 1994, up $875 million from December 31, 1993. The increase reflected continued growth in single premium deferred annuities offered by Ford Life Insurance Company, a wholly owned subsidiary of American Road. The volume of annuity contracts, which are sold primarily through banks and brokerage firms, is expected to continue to grow in the future.

In August 1994, Ford Holdings sold 2,000 shares of its Series D
Cumulative Preferred Stock having an aggregate liquidation preference of $200 million.

At September 30, 1994, the Company had approximately $10.3 billion of support facilities, all of which were contractually committed; less than 2% of these facilities were in use at that date.


OTHER FINANCIAL INFORMATION

Coopers & Lybrand L.L.P., the Company's independent public accountants, performed a limited review of the financial data presented on pages 2 through 5 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Coopers & Lybrand L.L.P. did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Coopers & Lybrand L.L.P. as a result of their review.

                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits

    Please refer to the Exhibit Index on page 10 for Exhibit's 12, 15 and 27.


Designation                      Description                             Method of Filing
- -----------      ---------------------------------------------- ---------------------------------
   4-A          Certificate of Designations of Series D         Filed as Exhibit 2.8 to the
                Cumulative Preferred Stock                      Company's Registration Statement
                                                                on Form 8-A dated August 3, 1994,
                                                                File No. 1-11146

   4-B          Deposit Agreement dated August 10, 1994         Filed as Exhibit 2.9 to the
                among the Company, Chemical Bank, as            Company's Registration Statement
                depositary, and holders from time to time       on Form 8-A dated August 3, 1994,
                of depositary shares, each representing         File No. 1-11146
                1/4,000 of a share of Series D Cumulative
                Preferred Stock


(b)    Reports on Form 8-K

      Current Report on Form 8-K dated August 3, 1994 included information relating to the issue of 2,000 shares of the Company's Series D Cumulative Preferred Stock, par value $1 per share, and related depositary shares, each representing 1/4,000 of a share of Series D Cumulative Preferred Stock, pursuant to Rule 415 under the Securities Act of 1993.




                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        FORD HOLDINGS, INC.
                                  ----------------------------
                                          (Registrant)





Date:  November 3, 1994         By:  /s/ Terrence F. Marrs
       -----------------           ------------------------
                                   Terrence F. Marrs
                                   Vice President - Controller
                                   (principal Accounting officer)

                              EXHIBIT INDEX
                              -------------

                                                                         Sequential
                                                                         Page Number
Designation                     Description                            at Which Found
- -----------   --------------------------------------------             --------------
Exhibit 12      Ford Holdings, Inc. and Subsidiaries                         11
                Calculation of Ratio of Earnings to Combined
                Fixed Charges and Preferred Stock Dividends


Exhibit 15      Letter of Coopers & Lybrand L.L.P., Independent              12
                Public Accountants, November 3, 1994,
                relating to Financial Information


Exhibit 27      Financial Data Schedule - Ford Holdings, Inc.                13
                and Subsidiaries


                                    -10-
