Form 10-K
period 1994-12-31
FORD HOLDINGS INC
filed 1995-03-21
CIK 857775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-K



(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994 OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ________________ to ________________

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  3l3-322-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of each exchange on
            Title of each class                      which registered
- --------------------------------------------     ------------------------
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

Depositary Shares, each representing             New York Stock Exchange
1/4,000 of a share of Series D Cumulative
Preferred Stock, as described below


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

         Series D Cumulative Preferred Stock, par value $1.00 per share
               (with an annual dividend rate of $8,100 per share
              and a liquidation preference of $100,000 per share)
                                (Title of Class)


                            ________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X         No
                               --------       --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of March 1, 1995, the Registrant had outstanding 1,099 shares of Common Stock, all of which were held, directly or indirectly, by Ford Motor Company. The Registrant also had outstanding: 8,000 shares of Flexible Rate Auction Preferred Stock (Exchange), Series A-K, having an aggregate liquidation preference of $800 million; 2,150 shares of Flexible Rate Auction Preferred Stock, Series L, M and N, having an aggregate liquidation preference of $215 million; 2,868.9469 shares of Series A Cumulative Preferred Stock having an aggregate liquidation preference of $287 million; 1,732.4527 shares of Series B Cumulative Preferred Stock having an aggregate liquidation preference of $173 million; 2,001.4942 shares of Series C Cumulative Preferred Stock having an aggregate liquidation preference of $200 million; and 2,000.4035 shares of Series D Cumulative Preferred Stock having an aggregate liquidation preference of $200 million. None of the shares of preferred stock of the Registrant is held, directly or indirectly, by Ford Motor Company.



                           [COVER PAGE 2 OF 2 PAGES]

                                     PART I

Item 1.  Business

                                    GENERAL

          Ford Holdings, Inc. (the "Company" or "Ford Holdings") was incorporated on September 1, 1989 for the principal purpose of acquiring, owning and managing certain assets of Ford Motor Company ("Ford"). The Company's primary activities consist of consumer and commercial financing operations, insurance underwriting and equipment leasing. These activities are conducted through the Company's wholly owned subsidiaries, Associates First Capital Corporation and its subsidiaries ("The Associates"), USL Capital Corporation (formerly United States Leasing International, Inc.) and its subsidiaries ("USL Capital"), The American Road Insurance Company and its subsidiaries ("American Road"), Ford Motor Land Development Corporation and its subsidiaries ("Ford Land"), Ford Leasing Development Company and its subsidiaries ("Ford Leasing") and Ford Holdings Financing, Inc. ("Ford Financing").

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

          American Road is principally engaged in underwriting insurance with respect to coverages for physical damage on vehicles financed through Ford Motor Credit Company ("Ford Credit"), a wholly owned subsidiary of Ford, credit life and credit disability insurance in connection with retail vehicle financing, and extended service plan products covering vehicle repairs on retail contracts. In addition, Ford Life Insurance Company ("Ford Life"), a wholly owned subsidiary of American Road, offers deferred annuities. American Road also has agreed to maintain Ford Life's surplus and capital at levels necessary to meet applicable insurance regulations.

          Ford Land's principal business is real estate development. Ford Leasing's principal business is the leasing of dealership facilities to franchised Ford vehicle dealers.

          Ford Financing's principal business is the leasing of certain commercial assets to Ford.

          All the outstanding Common Stock of the Company, representing 75% of the combined voting power of all classes of capital stock of the Company, is owned, directly or indirectly, by Ford. The balance of the capital stock, consisting of shares of Flexible Rate Auction Preferred Stock (Exchange), Series A-K, Flexible Rate Auction Preferred Stock, Series L, M and N, Series A Cumulative Preferred Stock, Series B Cumulative Preferred Stock, Series C Cumulative Preferred Stock and Series D Cumulative Preferred Stock, accounts for the remaining 25% of the total voting power; none of the preferred stock is held, directly or indirectly, by Ford.

          The principal executive offices of the Company are located at The American Road, Dearborn, Michigan 48121, and its telephone number is (313) 322-3000.

                            BUSINESS OF THE COMPANY

          As indicated above, the Company is a holding company and conducts its operations through its subsidiaries. The Company, through its subsidiaries, operates in three business segments: consumer finance, commercial finance and insurance underwriting. The consumer finance segment (which includes certain operations of The Associates) is principally engaged in making and investing in residential real estate-secured receivables, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing purchases and providing other consumer financial services. The commercial finance segment (which includes the operations of USL Capital, Ford Land, Ford Leasing, Ford Financing and certain operations of The Associates) is principally engaged in financing sales of transportation and industrial equipment, real estate development and leasing, and providing other financial services, including automobile club, mortgage banking and relocation services. The insurance segment (which includes the operations of American Road and certain operations of The Associates) is engaged in, among other things, underwriting property, casualty, credit life and disability insurance products, and offering deferred annuities.

          The business of each of the Company's principal subsidiaries is presented separately below. Segment information for the Company is set forth in Note 17 of Notes to Financial Statements, included on page FH-20 of this Report.

THE ASSOCIATES

          At December 31, 1994, The Associates had 1,473 branch offices in the United States and employed approximately 13,700 persons. The Associates' primary business activities are consumer finance, commercial finance and insurance underwriting. The Associates conducts its operations primarily through ACONA, its principal operating subsidiary.

          Selected Financial Data. The following table sets forth selected financial information of The Associates (in millions):

                                                              Year Ended or at December 31
                                          ---------------------------------------------------------------------
                                            1994           1993           1992             1991          1990
                                          -------        -------        -------          -------        ------
Consolidated Statement of
 Income
   Revenues                               $ 4,405        $ 3,706        $ 3,347          $ 3,187        $ 2,726
   Interest expense                         1,558          1,340          1,281            1,348          1,217
   Provision for losses on
     finance receivables                      577            477            513              434            310
   Operating income                           888            752            606              540            448
   Net income                                 548            470            383(a)           347            288

Consolidated Balance Sheet
   Finance receivables
     Consumer finance                     $24,067        $20,496        $17,943          $15,335        $10,137
     Commercial finance                    10,878          9,077          7,672            7,210          6,310
                                          -------        -------        -------          -------        -------
           Total receivables               34,945         29,573         25,615           22,545         16,447
   Unearned finance income                  3,769          3,208          2,781            2,396          1,574
   Allowance for losses on
     finance receivables                      944            809            699              591            450
   Total assets                            32,247         27,696         24,034           21,551         16,881
   Total debt                              27,866         23,809         20,790           18,551         14,579
   Stockholders' equity                     2,960          2,506          2,062            1,868          1,375


- ---------------
(a) Includes a net charge of $10 million representing the cumulative effects of changes in accounting principles.

          Segment Data. The following table sets forth information by business segment of The Associates for the years ended December 31 (in millions):


                                        Business Segment
                                     ------------------------
                                     Consumer      Commercial
                                     Finance       Finance(c)      Insurance     Other      Eliminations      Consolidated
                                     -------       ----------      ---------     -----      ------------      ------------
1994
- ----
   Revenues other than
    intersegment                     $ 2,949         $ 1,134         $  339       $ 16          $ (33)            $ 4,405
   Intersegment (a)                      131              22                                     (153)
                                     -------         -------         ------       ----          -----             -------
      Total revenues                 $ 3,080         $ 1,156         $  339       $ 16          $(186)            $ 4,405
                                     =======         =======         ======       ====          =====             =======

   Operating income (b)              $   675         $   308                      $(95)                           $   888

   Assets at December 31             $19,576         $11,555         $1,030       $ 86                            $32,247

1993
- ----
   Revenues other than
    intersegment                     $ 2,444         $   991         $  281       $ 15          $ (25)            $ 3,706
   Intersegment (a)                      106              20                                     (126)
                                     -------         -------         ------       ----          -----             -------
      Total revenues                 $ 2,550         $ 1,011         $  281       $ 15          $(151)            $ 3,706
                                     =======         =======         ======       ====          =====             =======

   Operating income (b)              $   565         $   277                      $(90)                           $   752

   Assets at December 31             $16,894         $ 9,851         $  877       $ 74                            $27,696

1992
- ----
   Revenues other than
    intersegment                     $ 2,200         $   902         $  252       $ 14          $ (21)            $ 3,347
   Intersegment (a)                       95              33                                     (128)
                                     -------         -------         ------       ----          -----             -------
      Total revenues                 $ 2,295         $   935         $  252       $ 14          $(149)            $ 3,347
                                     =======         =======         ======       ====          =====             =======

   Operating income (b)              $   450         $   249                      $(93)                           $   606

   Assets at December 31             $15,109         $ 8,129         $  736       $ 60                            $24,034



- ---------------
(a) Represents the gross profit of the insurance operation which is attributable to the business segment which produced the business.
(b) Operating income is earnings before provision for income taxes and cumulative effects of changes in accounting principles. Operating income produced by the finance operations from the sale of the insurance operation's products is included in the respective finance operation.
(c) Includes information pertaining to the financing of manufactured housing purchases which are managed by the commercial operation.

          Consumer Finance. Consumer finance consists of making and investing in residential real estate-secured loans to individuals, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing purchases ("MHO") and providing other consumer financial services. In addition, The Associates offers insurance to its consumer finance customers.

          Loans made to individuals are secured by mortgages on real property, by liens on personal property (the realizable value of which may be less than the amount of the loans secured) or are unsecured. At December 31, 1994, 77% of the gross outstanding balance of residential real estate-secured receivables was secured by first mortgages. At December 31, 1994, the gross consumer finance receivables included credit card receivables ($4.0 billion) owned or originated by Associates National Bank (Delaware), a subsidiary of The Associates.

          The interest rates currently charged on all types of consumer finance receivables average approximately 17% simple interest per annum. At December 31, 1994, the interest rates charged on approximately 38% of the net consumer finance receivables outstanding varied during the term of the contract at specified intervals in relation to a base rate established at the time the loan was made. State laws establish maximum allowable finance charges for certain consumer loans; approximately 89% of the outstanding gross consumer finance receivables were either not subject to such state maximums, or if subject, such maximum finance charges did not, in most cases, materially restrict the interest rates charged. Original maturities of residential real estate-secured receivables average 149 months and original maturities of other consumer receivables, excluding credit card and MHO receivables, average 33 months. Original maturities of MHO receivables average 217 months.

          Commercial Finance. Commercial finance consists of the purchase of time sales obligations and leases, direct leases and secured direct loans, and sales of other financial services, including automobile club, mortgage banking and relocation services. In addition, The Associates offers insurance to its commercial finance customers.

          The types of equipment financed or leased are heavy-duty trucks, truck trailers, autos and other transportation equipment, construction equipment and machinery used in various manufacturing and distribution processes. Except for lease transactions in which The Associates owns the equipment, liens on the equipment financed secure the receivables. In many cases, The Associates obtains the endorsement or a full or limited repurchase agreement of the seller or the manufacturer of the goods, and in some cases, a portion of the purchase price of the installment obligations is withheld as a reserve.

          At December 31, 1994, the interest rates charged on approximately 14% of the net commercial finance receivables were established to vary during the term of the contract in relation to a base rate. Commercial finance receivables are generally not subject to maximum finance charges established by state law, and where such restrictions apply, at the present time, they do not materially restrict the interest rates charged. The interest rates currently charged on all types of commercial finance receivables average approximately 9% simple interest per annum. Original maturities of the commercial receivables average 46 months.

          Volume of Financing. The following tables set forth the gross volume of finance business by major categories and average size and number of accounts based on gross finance receivables volume (dollar amounts in millions):

                         Gross Volume of Finance Receivables Purchased and Loans Made
                         ------------------------------------------------------------
                                   Consumer Finance                    Commercial Finance
                         ----------------------------------            ------------------
                         Residential           Installment,             Heavy-Duty Truck
                         Real Estate-            MHO and                 and Industrial
                           Secured             Credit Card                  Equipment               Total
                         Receivables           Receivables                 Receivables              Gross
                             (a)                   (a)                         (b)                  Volume
                         -----------           ------------            ------------------         ---------
Year Ended
December 31
- -----------
   1994                    $6,283                 $12,568                    $12,275               $31,126
                               20%                     40%                        40%                  100%
   1993                    $4,518                 $ 9,382                    $ 9,955               $23,855
                               19%                     39%                        42%                  100%
   1992                    $4,480                 $ 6,940                    $ 7,329               $18,749
                               24%                     37%                        39%                  100%
   1991                    $5,194                 $ 6,672                    $ 6,697               $18,563
                               28%                     36%                        36%                  100%
   1990                    $1,946                 $ 5,153                    $ 5,904               $13,003
                               15%                     40%                        45%                  100%

- ---------------
(a) Included in 1994 are $61 million of warehouse loan facilities purchased from First Collateral Services, Inc. and $416 million of credit card receivables purchased from Amoco Oil Company ("Amoco"). Included in 1993 are $182 million of gross residential real estate-secured and installment finance receivables attributable to the acquisition of Allied Finance Company and $216 million of credit card receivables purchased from Great Western Financial Corporation. Included in 1992 are $305 million of gross residential real estate-secured and installment finance receivables purchased from Signal Financial Corporation and $795 million of gross residential real estate-secured and installment finance receivables attributable to the acquisition of First Family Financial Services H.C., Inc. Included in 1991 are $2.7 billion of gross residential real estate-secured finance receivables and contracts for the purchase of manufactured housing purchased from Ford Credit and $337 million of gross installment finance receivables attributable to the acquisition of Kentucky Finance Co., Inc. Included in 1990 are $606 million in gross residential real estate-secured receivables and installment finance receivables attributable to the acquisition of Mellon Financial Services Corporation.
(b) Included in 1993 are $597 million of gross heavy-duty truck and truck trailer finance receivables purchased from Mack Financial Corp. Included in 1992 are $57 million of gross industrial equipment finance receivables attributable to the acquisition of Trans-National Leasing, Inc. Included in 1991 are $931 million of gross industrial equipment finance receivables attributable to the acquisition of Chase Manhattan Leasing Company (Michigan), Inc. (renamed "Clark Credit").

                                                           Average Size and Number of
                                               Accounts Based on Gross Finance Receivables Volume
                                               --------------------------------------------------
                                                    Consumer Finance                 Commercial Finance
                                            ---------------------------------        ------------------
                                            Residential          Installment,         Heavy-Duty Truck
                                            Real Estate-           MHO and             and Industrial
                                            Secured              Credit Card             Equipment
                                            Receivables          Receivables           Receivables(b)
                                            ------------        -------------        ------------------
Year Ended December 31
- ----------------------
1994 Average size                             $46,283               $  975                 $51,447
  Number of accounts                          135,757           12,889,405(a)              122,542
1993 Average size                             $46,659               $1,527                 $48,216
  Number of accounts                           96,833            6,141,881                 113,766
1992 Average size                             $42,489               $1,511                 $41,191
  Number of accounts                          105,436            4,594,106                 105,533
1991 Average size                             $44,253               $1,588                 $30,094
  Number of accounts                          117,365            4,201,643                 140,962
1990 Average size                             $36,020               $1,647                 $44,308
  Number of accounts                           54,029            3,129,480                  80,197

- ---------------
(a) Includes 5 million accounts pertaining to credit card receivables purchased from Amoco, which accounts had lower average balances than the remaining Associates receivables.
(b)   Excludes wholesale receivables.

      During 1994, 25% of the total gross volume of consumer loans, excluding credit card receivables, was made to current creditworthy customers that requested additional funds. The average balance prior to making an additional advance was $10,150 and the average additional advance was $3,589.

      Finance Receivables. The following tables set forth the amounts of gross finance receivables by major categories and average size and number of accounts (dollar amounts in millions):

                                   Gross Finance Receivables Held at End of Year
                                   ---------------------------------------------
                              Consumer Finance                 Commercial Finance
                     ----------------------------------        ------------------
                     Residential           Installment,         Heavy-Duty Truck                 Total
                     Real Estate-            MHO and             and Industrial                  Gross
                       Secured             Credit Card              Equipment                   Finance
                     Receivables           Receivables             Receivables                 Receivables
                     ------------          ------------        ------------------              -----------
At December 31
- --------------
   1994                $12,003               $12,064                 $10,878                     $34,945
                            34%                   35%                     31%                        100%
   1993                $10,626               $ 9,870                 $ 9,077                     $29,573
                            36%                   33%                     31%                        100%
   1992                $ 9,820               $ 8,123                 $ 7,672                     $25,615
                            38%                   32%                     30%                        100%
   1991                $ 8,146               $ 7,188                 $ 7,210                     $22,544
                            36%                   32%                     32%                        100%
   1990                $ 4,901               $ 5,236                 $ 6,310                     $16,447
                            30%                   32%                     38%                        100%


                                                       Average Size and Number of Accounts
                                             Based on Gross Finance Receivables Held at End of Year
                                             ------------------------------------------------------
                                                 Consumer Finance                     Commercial Finance
                                         --------------------------------             ------------------
                                         Residential           Installment,            Heavy-Duty Truck
                                         Real Estate-            MHO and                and Industrial
                                           Secured             Credit Card                 Equipment
                                         Receivables           Receivables                Receivables
                                         -----------           ------------           -----------------
At December 31
- --------------
1994 Average size                          $38,690                 $1,528                   $35,884
  Number of accounts                       310,230              7,894,845(a)                303,157
1993 Average size                          $37,787                 $2,489                   $31,218
  Number of accounts                       281,206              3,965,781                   290,765
1992 Average size                          $36,725                 $2,551                   $27,792
  Number of accounts                       267,394              3,183,747                   276,055
1991 Average size                          $33,829                 $2,469                   $27,506
  Number of accounts                       240,798              2,910,995                   262,110
1990 Average size                          $33,928                 $2,097                   $28,002
  Number of accounts                       144,438              2,496,411                   225,349


- ---------------
(a) Includes 3 million accounts pertaining to credit card receivables purchased from Amoco.


          The ten largest customer accounts at December 31, 1994, other than accounts with affiliates, represented 9/10 of one percent of the total gross finance receivables outstanding. Of such ten accounts (all of which were current at December 31, 1994), four were secured by truck leasing arrangements, three were secured by construction equipment, one was secured by a manufacturer's endorsement and related to communications equipment, one was secured by manufactured housing and one was secured by auto leasing arrangements. At December 31, 1994, the largest gross balance outstanding in such accounts was $54 million and the average gross balance was $31 million.

          Credit Loss and Delinquency Experience. The credit loss experience, net of recoveries, of the finance business is set forth in the following table (dollar amounts in millions):


                                                                  Year Ended or at December 3l
                                                     -------------------------------------------------------
                                                      1994         1993        1992         1991        1990
                                                     ------       -----       -----        -----       -----
NET CREDIT LOSSES
 Consumer finance
  Amount                                             $456         $372        $383         $354        $255
  % of average net receivables                       2.33%        2.19%       2.64%        2.84%       3.06%
  % of receivables liquidated                        3.09         3.41        4.57         5.65        5.51
 Commercial finance
  Amount                                             $  8         $ 22        $ 42         $ 35        $ 23
  % of average net receivables                        .09%         .30%        .64%         .60%        .44%
  % of receivables liquidated                         .08          .26         .61          .61         .41
 Total net credit losses
  Amount                                             $464         $394        $425         $389        $278
  % of average net receivables                       1.62%        1.61%       2.02%        2.13%       2.03%
  % of receivables liquidated                        1.84         2.03        2.80         3.24        2.69

 ALLOWANCE FOR LOSSES
  Balance at end of period                           $944         $809        $699         $591        $450
  % of net receivables                               3.03%        3.07%       3.06%        2.93%       3.02%

          An analysis of The Associates' allowance for losses on finance receivables is as follows (in millions):

                                                                 Year Ended December 31
                                                         ----------------------------------
                                                         1994            1993          1992
                                                         ----            ----          ----
Beginning balance                                        $809            $699          $591
  Additions                                               577             477           513
  Recoveries                                              101              88            72
  Losses                                                 (565)           (482)         (497)
  Other adjustments, primarily
    reserves of acquired businesses                        22              27            20
                                                         ----            ----          ----
Ending balance                                           $944            $809          $699
                                                         ====            ====          ====


          The Associates maintains an allowance for losses on finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolios. The allowance is determined principally on the basis of historical loss experience, and reflects management's judgment of additional loss potential considering future economic conditions and the nature and characteristics of the finance receivables. Additions to the allowance are charged to the provision for losses on finance receivables. Collateral held for resale is not considered significant to total assets.

          Finance receivables are charged to the allowance for losses when they are deemed to be uncollectible. Additionally, The Associates' policy generally provides for charge-off of various types of accounts on a contractual basis (described below). Consumer direct and other installment and credit card receivables are charged to the allowance for losses when they become 180 days delinquent. All other finance receivables are charged to the allowance for losses when any of the following conditions occur: (i) the related security has been converted or destroyed; (ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become one year delinquent. A delinquent account is one on which the customer has not made a payment as contractually agreed. Extensions are granted on receivables from customers with satisfactory credit and with prior approval of management. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

          The following table shows total gross balances contractually delinquent 60 days and more by type of business at the dates indicated (dollar amounts in millions):


                        Gross                                Gross
                  Consumer Finance                  Commercial Finance                  Total Gross
            -----------------------------     ------------------------------    ----------------------------
                            Balances                            Balances                        Balances
                           Delinquent                          Delinquent                      Delinquent
                             60 days                            60 days                         60 days
                             and more                           and more                        and more
                         ----------------                   ----------------                ----------------
            Total                   % of        Total                 % of                             % of
             Out-                   Out-         Out-                 Out-       Out-                  Out-
            stand-                 stand-       stand-               stand-     stand-                stand-
             ings         Amt.      ings         ings       Amt.      ings       ings       Amt.       ings
            -------       ----     ------      -------      ----     -----      ------      ----      ------

At Dec. 31
- ----------
1994        $24,067       $443     1.84%       $10,878      $ 31       .28%    $34,945      $474       1.36%
1993         20,496        363     1.77          9,077        48       .53      29,573       411       1.39
1992         17,943        371     2.07          7,672        63       .82      25,615       434       1.69
1991         15,334        401     2.61          7,210       129      1.79      22,544       530       2.35
1990         10,137        300     2.96          6,310       130      2.06      16,447       430       2.62

            Insurance Underwriting. The Associates is engaged in the property and casualty and accidental death and dismemberment insurance business through Associates Insurance Company ("AIC") and in the credit life and credit accident and health insurance business through Associates Financial Life Insurance Company ("AFLIC"), principally for customers of the finance operations of The Associates. At December 31, 1994, AIC was licensed to do business in 50 states, the District of Columbia and Canada, and AFLIC was licensed to do business in 49 states and the District of Columbia. In addition, The Associates receives compensation for certain insurance programs underwritten by other companies.

            The operating income produced by the finance operations' sale of insurance products is included in the respective finance operations' operating income.

            The following table sets forth the net property and casualty insurance premiums written by major lines of business (in millions):

                                                                         Year Ended December 31
                                                          ----------------------------------------------
                                                          1994       1993       1992      1991      1990
                                                          ----       ----       ----      ----      ----
Automobile physical damage                                $119       $ 98       $ 80      $ 69      $ 87
Fire and extended coverage                                  50         41         28        16        31
Other casualty coverage                                     35         20         25        24        17
                                                          ----       ----       ----      ----      ----
  Total net premiums written                              $204       $159       $133      $109      $135
                                                          ====       ====       ====      ====      ====

          The following table sets forth the aggregate premium income relating to credit life, credit accident and health and accidental death and dismemberment insurance, and the life insurance in force, for the years indicated (in millions):

                                                                Year Ended or at December 31
                                                  -------------------------------------------------------
                                                   1994         1993       1992        1991         1990
                                                  ------       ------     ------      ------       ------
          Premium income                          $  136       $  111     $   93      $   84       $   80
          Life insurance in force                  8,306        7,134      6,110       5,534        4,770

          The following table summarizes the revenue of the insurance operation for all lines of business (in millions):

                                                                Year Ended or at December 31
                                                  -------------------------------------------------------
                                                   1994         1993       1992        1991         1990
                                                  ------       ------     ------      ------       ------
          Premium revenue(a)                      $  293       $  242     $  210      $  203       $  213
          Investment income                           45           39         41          53           58
                                                  ------       ------     ------      ------       ------
             Total revenue                        $  338       $  281     $  251      $  256       $  271
                                                  ======       ======     ======      ======       ======

- ---------------
(a) Includes compensation for insurance programs underwritten by other companies.

          Competition and Regulation. The interest rates charged for the various classes of receivables of The Associates' finance business vary with the type of risk and maturity of the receivable and are generally affected by competition, current interest rates and, in some cases, governmental regulation. In addition to competition with finance companies, competition exists with, among others, commercial banks, thrift institutions, credit unions and retailers.

          Consumer finance operations are subject to detailed supervision by state authorities under legislation and regulations which generally require finance companies to be licensed and which, in many states, govern interest rates and charges, maximum amounts and maturities of credit and other terms and conditions of consumer finance transactions, including disclosure to a debtor of certain terms of each transaction. Licenses may be subject to revocation for violations of such laws and regulations. In some states, the commercial finance operations are subject to similar laws and regulations. Customers may seek damages for violations of state and Federal statutes and regulations governing lending practices, interest rates and other charges. Federal legislation preempts state interest rate ceilings on first mortgage loans and state laws which restrict various types of alternative residential real estate-secured receivables, except in those states which have specifically opted out of such preemption. Certain Federal and state statutes and regulations, among other things, require disclosure of the finance charges in terms of an annual percentage rate, make credit discrimination unlawful on a number of bases, require disclosure of a maximum rate of interest on variable or adjustable rate mortgage loans, and limit the types of security that may be taken in connection with non-purchase money consumer loans. Federal and state legislation, in addition to that mentioned above, in the past has been, and from time to time may be, introduced which seeks to regulate the maximum interest rate and/or other charges on consumer finance receivables, including credit cards.

          Associates National Bank (Delaware) ("ANB") is under the supervision of, and subject to examination by, the Office of the Comptroller of the Currency. In addition, ANB is subject to the rules and regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Associates Investment Corporation, a Utah industrial loan company, is regulated by the FDIC and the Utah Department of Financial Institutions. Areas subject to regulation by these agencies include capital adequacy, loans, deposits, consumer protection, the payment of dividends and other aspects of operations.

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

Other

          In January 1995, Mr. Reece Overcash, Jr., Chairman of the Board of Directors of The Associates since 1979, passed away. Mr. Keith Hughes, formerly President of The Associates, was elected Chairman of the Board of Directors to replace Mr. Overcash.

USL CAPITAL

          USL Capital, a diversified commercial leasing and financing organization, originally incorporated in 1956, was acquired by Ford in 1987 and was transferred to Ford Holdings in 1989. In November 1993, the corporation's name was changed from United States Leasing International, Inc. to USL Capital Corporation. USL Capital provides financing to commercial and governmental entities principally in the United States, including: (i) leasing and financing of office, manufacturing, and other general-purpose business equipment; (ii) leasing and management of commercial fleets of automobiles, vans, and trucks;
(iii) leasing and financing of large-balance transportation equipment (principally commercial aircraft, rail and marine equipment); (iv) acting as owner-trustee for certain leveraged leases for other investors; (v) first-mortgage, intermediate-term financing of commercial properties; (vi) financing of essential-use equipment for state and local governments; and (vii) purchase of industrial development, private activity and housing bonds and investments in publicly traded and privately placed preferred stocks and senior and subordinated debt of public and private companies. Certain of these financing transactions are carried on the books of Ford affiliates. At December 31, 1994, USL Capital had 637 full-time employees.

          Key Data. The following table sets forth certain data with respect to USL Capital's business for the periods ending on and as of the dates indicated (dollar amounts in millions):


                                                                   December 31
                                           ------------------------------------------------------------
                                            1994         1993        1992            1991         1990
                                           ------       ------      ------          ------       ------
Revenue                                    $  598       $  565      $  501          $  500       $  503
Income before taxes                           160          122          89              86           51
Net income                                    109           77          57(a)           55           24
Additions to earning assets                 1,542        2,045       1,831           1,655        1,073
Earning assets at December 31               5,043        4,607       3,585           2,727        1,983

Business unit earning assets (% of total):
  Business equipment
   financing                                   27%          32%         39%             48%          53%
  Fleet services                               11           10          12              12           25
  Transportation and
   industrial financing                        25           24          21              16            7
  Rail services                                10            9           9               6            6
  Real estate financing                         9            9           9               9            5
  Municipal and
   corporate financing                         18           16          10               9            4
                                              ---          ---         ---             ---          ---
    Total                                     100%         100%        100%            100%         100%

- ---------------
(a) Includes reduction of $3 million resulting from cumulative effect of adopting the new accounting standard on health care costs.

          Credit Loss Experience. USL Capital reviews the credit of all prospective customers, and manages concentration exposure by customer, collateral type and geographic distribution. It establishes appropriate loss allowances based on the credit characteristics and the loss experience for each type of business, and also establishes additional reserves for specific transactions if it believes this action is warranted. Delinquent receivables are reviewed by management monthly, and are generally written down to expected realizable value when, in the opinion of management, they become uncollectible or when they become more than 180 days past due. Collection activities continue on accounts written off when management believes such action is warranted.

          The table below summarizes certain information on USL Capital's allowance for doubtful accounts at December 31 of the years indicated (dollar amounts in millions):


                                                  1994                   1993                     1992
                                                 ------                 ------                   ------
Allowance for doubtful accounts
 Beginning balance                               $   55                 $   40                   $   30
 Additions                                            8                     25                       19
 Deductions                                          (5)                   (10)                      (9)
                                                 ------                 ------                   ------
 Ending balance                                  $   58                 $   55                   $   40
                                                 ======                 ======                   ======
Percent of earning assets                           1.2%                   1.2%                     1.1%

Total balances of accounts
  receivable over 90 days
  past due at year end                           $   37                 $   44                   $   49
Percent of earning assets                           0.7%                   1.0%                     1.4%

Total earning assets
 Investments in
   finance leases - net                          $2,435                 $2,364                   $2,075
 Investments in
   operating leases - net                           712                    695                      558
 Investments in leveraged
   leases - net                                     266                    191                        4
 Notes receivable                                   825                    721                      502
 Investments in securities                          700                    563                      329
 Inventory held for sale
   or lease                                          87                     55                       97
 Investments in associated
   companies                                         18                     18                       20
                                                 ------                 ------                   ------
    Total earning assets                         $5,043                 $4,607                   $3,585
                                                 ======                 ======                   ======

      Additions to the allowance for doubtful accounts for 1994 decreased by $17 million from 1993, primarily as a result of decreased write-offs as well as management's evaluation of the adequacy of the loss reserve. Deductions in 1994 decreased $5 million from 1993, primarily as a result of improved collection activities in the Business Equipment Financing business unit.

      Total balances of accounts receivable over 90 days past due at year-end 1994 decreased $7 million over 1993 primarily because of the improved collections on aged accounts and the completion of foreclosure on an apartment complex, which was collateral for an $11 million note which was delinquent at December 31, 1993. These changes were offset in part by a $16 million note, collateralized by an aircraft, which became delinquent at the end of 1994. Substantial payment of the delinquent amount was received on this note in January 1995.

          Residual Policy. The establishment and realization of residual values on finance, leveraged and operating leases are important elements of USL Capital's business. In general, finance and leveraged leases are non-cancelable leases in which the net lease payments over the term amortize the investment in the leased equipment down to the estimated value of equipment at lease expiration. Operating leases are usually of a shorter term and the lease payments by themselves are not sufficient to cover all costs and expenses. Full recovery of equipment cost is dependent upon selling or re-leasing the equipment.

          Residual values are established upon acquisition of the equipment based upon the estimated value of the equipment at the time USL Capital expects to dispose of the equipment under finance and leveraged leases, and at the end of the equipment's expected useful life under operating leases. Periodically, USL Capital reviews its residual values, and if it determines there has been an other than temporary impairment in value, adjustments are made which result in an immediate charge to income and/or a reduction in earnings over the remaining term of the lease. Proceeds as a percentage of the adjusted residual values for finance and leveraged leases were 152% in 1994, 252% in 1993 and 129% in 1992. Proceeds as a percentage of the adjusted residual values for operating leases were 115% in 1994, 125% in 1993 and 115% in 1992.

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

      The operations of American Road consist primarily of underwriting floor plan insurance related to substantially all new vehicle inventories of dealers financed at wholesale by Ford Credit in the United States and Canada, credit life and disability insurance in connection with retail vehicle financing, and insurance related to retail contracts sold by automobile dealers to cover vehicle repairs. In addition, Ford Life, a wholly owned subsidiary of American Road, offers deferred annuities which are sold primarily through banks and brokerage firms. The obligations of Ford Life, including annuities, are guaranteed by American Road. American Road also has agreed to maintain Ford Life's surplus and capital at levels necessary to meet applicable insurance regulations.

      The principal subsidiaries of American Road are Ford Life and Vista Life Insurance Company ("Vista Life"). Ford Life primarily offers annuities, credit life and disability insurance on vehicles and equipment financed at retail and Vista Life writes group credit life insurance and credit disability insurance on vehicles financed at retail.

      Total premiums written by American Road and its subsidiaries during the last five years were as follows (in millions): 1994: $319; 1993: $309; 1992:
$235; 1991: $379; and 1990: $437. The decrease in premiums written after 1990 resulted primarily from (1) the conversion in October 1989 of a significant portion of the Extended Service Plan from an American Road insurance product to a Ford service contract and (2) the discontinuance in the second quarter of 1992 of Ford Credit's purchase of collateral protection insurance from American Road. The 1993 increase in premiums written resulted primarily from higher vehicle sales and higher premium rates for floor plan insurance products. The 1994 increase in premiums written reflected higher vehicle sales.

      The following table summarizes the revenues and net income of American Road (in millions):

                                   Revenues
                ------------------------------------------------
                Premiums       Investment          Annuities and                             Net
                 Earned          Income            Other Income          Total             Income
                --------       ----------          -------------         -----             ------
1994              $376           $ 41                 $159                $576             $ 58(a)
1993               465            141                  130                 736               79
1992               519            175                   42                 736               63(b)
1991               706            211                    2                 919              126
1990               764            149                    4                 917              103

- ---------------
(a) Includes an increase of $26 million for non-recurring recoveries of income taxes in 1994 from prior years.
(b) Includes an increase of $16 million resulting from cumulative effect of adopting new accounting rules on income taxes.

           The detail of premiums earned by American Road was as follows (in millions):

                                               1994        1993      1992        1991       1990
                                               ----        ----      ----        ----       ----
Extended service contracts                     $148        $211      $217        $318       $355
Physical damage                                 119         139       176         227        228
Credit life and disability                      109         115       126         161        181
                                               ----        ----      ----        ----       ----
   Total                                       $376        $465      $519        $706       $764
                                               ====        ====      ====        ====       ====


           The insurance industry is highly regulated by the states with respect to premium rates, policy terms, dividends, investments and many other aspects of the insurance business. American Road competes with many insurance companies and is not a significant factor in car and truck insurance underwriting. The principal competitors of Ford Life and Vista Life are life insurance companies that specialize in credit life and credit disability insurance and insurance companies that offer deferred annuities.

FORD LAND

           Ford Land was formed by Ford in 1970 to implement a master plan for the development of 2,360 acres of vacant land in Dearborn, Michigan. Since then, Ford Land has expanded its activities to include non-automotive real estate development and management and development of land and facilities related to Ford operations. See Item 2. "Properties" for a description of Ford Land's real estate holdings.

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

FORD FINANCING

           Ford Financing was incorporated as a wholly owned subsidiary of the Company in 1994. Ford Financing's principal business is the leasing of certain commercial assets to Ford. The assets employed in, and revenues derived from, Ford Financing are not significant in relation to the Company's consolidated operations.

Item 2.  Properties

           The furniture, equipment and other physical property owned by the Company and its subsidiaries are not significant in relation to total assets. Ford Land and its wholly owned subsidiaries own or lease real property consisting of 3,692 acres of land and 7.0 million square feet of improvements having a net book value of $595 million. Of the real property owned or leased by Ford Land and its subsidiaries, 1,153 acres of land and 3.9 million square feet of improvements are located within the Fairlane Development, a commercial, residential and recreational community being developed by Ford Land in Dearborn and Allen Park, Michigan. The balance of the properties are located in California, Colorado, New Jersey, Massachusetts, Ohio and Virginia. The finance operations of the Company's subsidiaries generally are conducted on leased premises under short-term operating leases normally not exceeding five years.

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

8Item 4.  Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Stockholders of the Company held on November 22, 1994 (the "Annual Meeting"), the holders of the outstanding shares of the Company's Common Stock elected the following nominees as directors of the Company: Elizabeth S. Acton, Wayland F. Blood, John M. Devine, Malcolm S. Macdonald, David N. McCammon and Kenneth Whipple. Each such person received 1,099 votes; no votes were cast against or withheld from the election of such directors and there were no broker nonvotes.

           Also at the Annual Meeting, the holders of the outstanding shares of the Company's Flexible Rate Auction Preferred Stock (Exchange), Series A-K, Series A Cumulative Preferred Stock, Series B Cumulative Preferred Stock, Series C Cumulative Preferred Stock and Series D Cumulative Preferred Stock elected the following nominees as directors of the Company by the following votes:

                           Votes         Votes        Votes         Broker
Nominee                     For         Against      Withheld      Nonvotes
- -------                     ---         -------      --------      --------
Dean E. Richardson      12,150.460         0          61.988           0
H. James Toffey, Jr.    12,152.870         0          59.577           0

           Also at the Annual Meeting, the holders of the Company's Common Stock, Flexible Rate Auction Preferred Stock (Exchange), Series A-K, Series A Cumulative Preferred Stock, Series B Cumulative Preferred Stock, Series C Cumulative Preferred Stock and Series D Cumulative Preferred Stock ratified the selection of Coopers & Lybrand L.L.P. to audit the Company's books of account and other corporate records for the year 1994 by the following votes:

                           Votes         Votes                       Broker
                            For         Against      Abstentions    Nonvotes
                            ---         -------      -----------    --------
Common Stock(a)         1,099.000           0             0             0

Flexible Rate
 Auction Preferred
 Stock (Exchange)
 Series A-K(b)            102.684       0.375             0             0

Series A Cumulative
 Preferred Stock(b)        58.011       0.132         0.514             0

Series B Cumulative
 Preferred Stock(b)        32.963       0.091         0.503             0

Series C Cumulative
 Preferred Stock(b)        36.783       0.115         0.497             0

Series D Cumulative
 Preferred Stock(b)        36.350       0.250         0.358             0

- ---------------
(a) Holders of the outstanding shares of Common Stock had 75% of the combined voting power of all classes of capital stock.
(b) Holders of the outstanding shares of the Flexible Rate Auction Preferred Stock (Exchange), Series A-K, Series A Cumulative Preferred Stock, Series B Cumulative Preferred Stock, Series C Cumulative Preferred Stock and Series D Cumulative Preferred Stock together had the remaining 25% of the combined voting power of all classes of capital stock. At the time of the Annual Meeting, the Flexible Rate Auction Preferred Stock, Series L, M and N, had not yet been issued.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

           All of the outstanding Common Stock of the Company is owned directly or indirectly by Ford as of March 1, 1995. There is no market for the Company's Common Stock.

           Dividends on the Common Stock will be paid when declared by the Board of Directors. No dividends have been paid to date.


Item 6.  Selected Financial Data

          The following table sets forth selected consolidated financial information regarding the operating results and financial position of the Company and its subsidiaries. The amounts shown for the years ended December 31, 1990 through 1994 represent the consolidated operating results and financial position of the subsidiaries of the Company then owned, directly or indirectly, by Ford. The reorganizations of these subsidiaries, which occurred in October 1989, have been accounted for at historical cost in a manner similar to a pooling-of-interests combination. The information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes to financial statements included in this Report.

                                                          Year Ended or at December 31
                                         ----------------------------------------------------------------
                                          1994          1993          1992          1991           1990
                                         ------        ------        ------        ------         -------
                                                                  (in millions)
CONSOLIDATED STATEMENT
OF INCOME
- ----------------------
Total revenues                           $ 5,880       $ 5,292       $ 4,817       $ 4,814        $ 4,361
Interest expense                           1,996         1,751         1,658         1,718          1,563
Insurance claims                             419           498           567           664            672
Other expenses                             2,525         2,212         2,004         1,840          1,670
                                         -------       -------       -------       -------         ------
Income before income taxes
 and cumulative effects of
 changes in accounting
 principles                                  940           831           588           592            456
Provision for income
 taxes and minority
 interest in net income
 of subsidiaries                             331           320           231           208            186
                                         -------       -------       -------       -------        -------
Net income before
 cumulative effects of
 changes in accounting
 principles                                  609           511           357           384            270
Cumulative effects of
 changes in accounting
 principles                                    -             -            26             -              -
                                         -------       -------       -------       -------        -------
Net income                               $   609       $   511       $   383       $   384        $   270
                                         =======       =======       =======       =======        =======
Dividends paid on
 Preferred Stock                         $    94       $    73       $    48       $    48        $    59

CONSOLIDATED BALANCE SHEET
- --------------------------
Cash and securities                      $ 5,947       $ 5,100       $ 3,659       $ 2,981        $ 3,016
Finance receivables, net                  29,362        24,568        20,750        18,362         13,465
Investments in leases, net                 5,983         5,415         4,607         3,718          3,161
Total assets                              44,373        38,599        32,731        28,780         23,564
Unearned insurance premiums                  914           865           936         1,190          1,529
Debt                                      33,820        29,570        25,767        22,930         18,215
Stockholders' equity                       5,015         4,291         3,498         2,897          2,289


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          The Company's net income in 1994 was $609 million, up $98 million from the $511 million earned in 1993. The increase reflected primarily higher levels of earning assets and lower credit and insurance losses.

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

RESULTS OF OPERATIONS:  1994 COMPARED WITH 1993

          The Associates earned a record $548 million in 1994, up $78 million from 1993. The increase reflected higher levels of earning assets and improved net interest margins. During 1994 and 1993, The Associates made acquisitions of finance businesses and finance receivables, as described in Note 4 of the consolidated financial statements.

          USL Capital earned a record $109 million in 1994, up $32 million from 1993. The increase reflected higher earning assets, lower operating costs, and the non-recurrence of the one-time tax adjustment in 1993 for increased U.S. tax rates.

          American Road earned $58 million in 1994, compared with $79 million in 1993. The decrease reflected primarily reduced investment income from capital gains, partially offset by improved underwriting experience in extended service plans and a one-time decrease to the 1994 income tax provision. Premiums written by American Road were $319 million in 1994, compared with $309 million a year ago.

          Ford Land, Ford Leasing and Ford Financing, on a combined basis, earned $12 million in 1994, compared with $11 million in 1993.

HISTORICAL REFERENCE:  1993 COMPARED WITH 1992

          The Company's net income in 1993 was $511 million, up $128 million from the $383 million earned in 1992. The increase reflected higher levels of earning assets and lower credit and insurance losses.

          In 1992, the Company adopted new accounting standards for postretirement benefits (principally retiree health care) and income taxes that resulted in a one-time increase in net income in 1992 of $26 million.
Excluding the accounting changes, the Company earned $357 million in 1992. The following discussion of the results of operations excludes the one-time effects associated with the accounting changes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          The Associates earned $470 million in 1993, up $77 million from 1992. The increase resulted primarily from improved credit loss performance and higher levels of earning assets, partially offset by higher operating costs incurred to service higher receivables levels. During 1993 and 1992, The Associates made acquisitions of finance businesses and finance receivables, as described in Note 4 of the consolidated financial statements.

          USL Capital earned $77 million in 1993, up $17 million from 1992. The improvement resulted primarily from higher earning assets and continued operating cost reductions.

          American Road earned $79 million in 1993, compared with $47 million in 1992. The increase resulted primarily from improved underwriting experience in extended service plan and floor plan products, offset partially by lower investment income. Premiums written by American Road were $309 million in 1993, compared with $235 million in 1992. The increase in premiums written reflected higher vehicle sales and higher premium rates for floorplan insurance products.

          Ford Land and Ford Leasing, on a combined basis, earned $11 million in 1993, compared with a loss of $3 million in 1992.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1994, Ford Holdings (excluding subsidiaries) had outstanding debt of $1.9 billion, all of which was long-term. All of Ford Holdings debt held by nonaffiliated persons is guaranteed by Ford. Ford Holdings had no contractually committed lines of credit at December 31, 1994. At December 31, 1994, Ford Holdings had outstanding shares of its Series A through N Flexible Rate Auction Preferred Stock and Series A through D Cumulative Preferred Stock with an aggregate liquidation preference of $1,875 million, as described in Note 12 of the consolidated financial statements.

          The Associates' primary sources of funds include sales of commercial paper, issuance of unsecured intermediate-term debt in the public and private markets, and credit facilities with commercial banks. At December 31, 1994, The Associates had contractually committed lines of credit with banks of $3.8 billion, with various maturities ranging from January 4, 1995 to December 31, 1995, none of which was utilized at December 31, 1994. Also, at December 31, 1994, The Associates had $4.4 billion of contractually committed revolving credit facilities with banks, with maturity dates ranging from February 1, 1995 through January 1, 2000, and $1 billion of contractually committed receivables sale facilities, $500 million of which are available through April 30, 1995 and $500 million of which are available through April 15, 1997; none of these facilities was in use at December 31, 1994. Neither Ford nor Ford Holdings guarantees the debt of The Associates. Payment of dividends by ACONA, the primary operating subsidiary of The Associates, is restricted under the provisions of certain debt agreements. (See Note 13 of the consolidated financial statements for additional information regarding dividend restrictions applicable to The Associates.) Profitability of The Associates is not related to the business outlook for Ford, and this situation is not expected to change in the future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          USL Capital's principal sources of funds include sales of commercial paper and issuance of unsecured medium-term debt. At December 31, 1994, USL Capital had $1.5 billion of contractually committed credit facilities, 69% of which are available through September 1999. These facilities included $120 million of contractually committed receivables sale facilities, of which 100% were in use at December 31, 1994. Neither Ford nor Ford Holdings guarantees the debt of USL Capital, although USL Capital's existing credit lines require that Ford maintain at least a 75% direct or indirect ownership interest in USL Capital. Profitability of USL Capital is not significantly related to the business outlook for Ford, and this situation is not expected to change in the future.

          American Road's principal sources of funds are insurance premiums, annuity deposits, and investment income. American Road had no debt or credit lines at December 31, 1994. From an operating standpoint, American Road's profitability is closely related to the business conditions affecting Ford and Ford Credit and the level of insurance premiums generated by American Road depends, to a large extent, on the level of Ford vehicle sales and the extent to which Ford Credit finances these sales. (See Note 13 of the consolidated financial statements for additional information regarding dividend restrictions applicable to American Road.)

          Ford Land is capitalized principally through a combination of unsecured long-term debt and mortgages. Ford Holdings has guaranteed substantially all of Ford Land's unsecured long-term debt. The mortgages are collateralized by land and buildings. A majority of Ford Land's completed real estate projects were unmortgaged as of December 31, 1994. Ford Land's primary business is real estate development, which is not directly related to the business of Ford, although Ford activities are among the tenants of Ford Land's developed properties.

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

          Ford Financing had no debt or credit lines at December 31, 1994.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not required.

                                    PART III

Item 10.  Directors and Executive Officers

          The following table sets forth certain information as of March 1, 1995, regarding the directors and executive officers of the Company:

                                             Mo./Yr.
     Name            Age                     Elected                Position
- --------------       ---                     -------                --------
J. M. Devine          50                       9/94              Chairman of the Board, Director
K. Whipple            60                      10/89              President, Director
E. S. Acton           43                       9/94              Vice President - Assistant Treasurer
                                                                  and Director
S. I. Gilman          56                       2/95              Vice President, Director(a)
M. S. Macdonald       54                      10/89              Vice President - Treasurer, Director
D. N. McCammon        60                      10/89              Vice President, Director
D. E. Richardson      67                      10/89              Director
H. J. Toffey, Jr.     64                      10/89              Director
E. A. Law             41                      11/94              Vice President - Controller
J. M. Rintamaki       53                       7/93              Vice President - General Counsel
                                                                  and Secretary(b)

(a) Mr. Gilman was elected a director in February 1995 to replace W. F. Blood who had resigned.
(b) Mr. Rintamaki has held the position of Secretary since July of 1993 and was elected Vice President - General Counsel in November 1994.

         Except for Messrs. Toffey and Richardson, all of the above officers and directors have been employed by Ford or its subsidiaries in one or more executive capacities during the past five years. H. J. Toffey, Jr. was a Managing Director of First Boston, Inc. until his retirement in 1986. D. E. Richardson was the Chairman of the Board of Directors of Manufacturers National Corporation from October 1973 until his retirement in April 1990. Mr. Richardson serves as a director of The Detroit Edison Company, Tecumseh Products Company and the Automobile Club of Michigan.

         Mr. Whipple serves as a director of CMS Energy Corporation; Consumers Power Company; Ford Credit; and USL Capital and is a Trustee of JPM Advisor Funds. Mr. Macdonald serves as a director of The Hertz Corporation. Mr. McCammon serves as a director of Ford Credit and The Hertz Corporation.

         Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its directors and officers with respect to the Company's fiscal year ended December 31, 1994 were complied with except that, due to an administrative error by the Company, the initial Form 3 report for Mr. Law (who does not own any stock of the Company) was not timely filed.

Item 11.  Executive Compensation

         The directors and executive officers of the Company do not and will not receive any compensation from the Company except that directors of the Company who are not otherwise employed by Ford or another affiliate of the Company will be entitled to director fees in amounts established from time to time by the Board. Prior to January 1, 1995, each director who was not an employee of Ford or another affiliate of the Company was paid an annual fee of $15,000. Thus in 1994, Messrs. Richardson and Toffee each received annual fees of $15,000. None of the other directors received an annual fee in 1994. Effective January 1, 1995, each director who is not an employee of Ford or another affiliate of the Company will be paid an annual fee of $18,000. All directors and officers are reimbursed for expenses reasonably incurred in connection with their services on behalf of the Company. None of the directors and executive officers of the Company receives or will receive any additional compensation from Ford or any of its affiliates for services rendered on behalf of the Company. The Company compensates Ford for the time during which any salaried officer or employee of Ford performs services for the Company. See
Item 13.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         (a) Security ownership of certain beneficial owners (as of March 1, 1995).


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

         (b)  Security ownership of management (as of March 1, 1995).

         None of the Company's or any of its parents or subsidiaries equity securities is beneficially owned by the Company's directors (and nominees) or officers, except as shown below:

    Title of                               Name                         Amount and Nature of               Percent
     Class                         of Beneficial Owner                  Beneficial Ownership               of Class
- ---------------                    -------------------                  --------------------               --------
Series A Cumulative                  D. E. Richardson                      1 share(a)                       *
Preferred Stock,
par value $1.00 (with
an annual dividend rate
of $8,000 per share and
a liquidation preference
of $100,000 per share)

- ---------------
 (*)     Amount owned is less than 0.1% of class.
 (a) Mr. Richardson owns 4,000 Depositary Shares, each representing 1/4,000 of a share of Series A Cumulative Preferred Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

    Title of                                Name                   Amount and Nature of            Percent
     Class                           of Beneficial Owner           Beneficial Ownership           of Class
- ---------------                      -------------------           --------------------           --------
Ford Motor Company                   D. E. Richardson                  1,000 shares                  *
Common Stock, par
value $1.00
                                     H. J. Toffey, Jr.                20,000 shares                  *

                                     J. M. Devine                     14,468 shares                  *
                                                                      (8,800)(a)

                                     K. Whipple                      342,187 shares                  *
                                                                    (198,000)(a)

                                     E. S. Acton                       6,121 shares                  *
                                                                      (5,600)(a)

                                     M. S. Macdonald                  63,557 shares(b)               *
                                                                     (27,200)(a)

                                     S. I. Gilman                     58,734 shares                  *
                                                                     (57,750)(a)

                                     D. N. McCammon                  352,738 shares                  *
                                                                    (173,000)(a)

                                     All Directors and               881,602 shares
                                      Officers as a Group           (484,150) (a)                    *


Ford Motor Company                   M. S. Macdonald                       1 share(c)                *
Series A Cumulative
Convertible Preferred                All Directors and
Stock, par value $1.00                Officers as a Group                  1.2 shares                *
per share, with an
annual dividend rate
of $4,200 per share and
a liquidation preference
of $50,000 per share

- ---------------
 (*)    Amount owned is less than 0.1% of class.
 (a) Of the number of shares listed, indicates those with respect to which such person(s) has the right to acquire beneficial ownership within 60 days.
 (b) Of the number of shares listed, Mr. Macdonald disclaims beneficial ownership of 596 shares.
 (c) Mr. Macdonald owns 1,000 Depositary Shares, each representing 1/1,000 of a share at Ford Motor Company Series A Cumulative Convertible Preferred Stock. Each Depositary Share is convertible into 3.2654 shares of Ford Motor Company Common Stock. In addition, Mr. Macdonald has disclaimed beneficial ownership of an additional 40 Depositary Shares.

Item 13.  Certain Relationships and Related Transactions

        Ford is the direct or indirect beneficial owner of all of the outstanding shares of Common Stock of the Company, which represent 75% of the total voting power of the outstanding capital stock of the Company. As majority stockholder, Ford is in a position to cause the election of a majority of the Board of Directors of the Company and to control the Company's affairs.

        The Company, Ford and Ford Credit also maintain a number of financial and administrative arrangements and regularly engage in transactions with each other. These arrangements include management services agreements between the Company and Ford and the Company and Ford Credit ("Management Services Agreements") pursuant to which, upon the reasonable request of the Company, certain employees of Ford and Ford Credit work on the affairs of the Company and its subsidiaries, so as to enable the Company to continue to conduct and operate the business and affairs of the Company and to provide other services required by the Company. The services provided for under the Management Services Agreements include, but are not necessarily limited to, accounting, finance, treasury, systems, credit, personnel (including administration of pension and other benefit plans), purchasing, engineering, legal, tax, and other technical and professional support, including Ford employees who serve as executive officers of the Company and/or its subsidiaries.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements

        Ford Holdings, Inc. and Subsidiaries

        Report of Independent Accountants.

        Consolidated Statement of Income, for the years ended December 31, 1994, 1993 and 1992.

        Consolidated Balance Sheet, December 31, 1994 and 1993.

        Consolidated Statement of Cash Flows, for the years ended December 31, 1994, 1993 and 1992.

        Consolidated Statement of Stockholders' Equity, for the years ended December 31, 1994, 1993 and 1992.

        Notes to Financial Statements.

        The Report of Independent Accountants, Financial Statements and Notes to Financial Statements listed above are filed as part of this Report and are as set forth on pages FH-1 through FH-20 immediately following the signature pages of this Report.

(a) 2.  Financial Statement Schedules

Designation                  Description
- -----------                  -----------
Schedule I              Condensed Financial Information of the Registrant
                        (Parent Company)

        The Financial Statement Schedule listed above is filed as part of this Report and is as set forth on pages FSS-1 and FSS-2 immediately following page FH-20. The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(a) 3.  Exhibits

Designation               Description                                     Method of Filing
- -----------               -----------                                     ----------------
Exhibit 3-A            Certificate of Incorporation                     Filed as Exhibit 3-A to
                       dated August 30, 1989.                           the Registrant's Annual
                                                                        Report on Form 10-K for
                                                                        the year ended December 31,
                                                                        1989.  File No. 0-18263.*

Exhibit 3-B            By-Laws of the Registrant, as                    Filed as Exhibit 3-B to
                       amended through October 20,                      the Registrant's Annual
                       1989.                                            Report on Form 10-K for
                                                                        the year ended December 31,
                                                                        1989.  File No. 0-18263.*

Exhibit 3-C            By-Laws of the Registrant, as                    Filed as Exhibit 3-C to the
                       amended through May 22, 1992.                    Registrant's Annual Report on
                                                                        Form 10-K for the year ended
                                                                        December 31, 1992.  File No.
                                                                        0-18263.*

Exhibit 4-A            Certificate of Designations                      Filed as Exhibit 4-A to
                       of Flexible Rate Auction                         the Registrant's Annual
                       Preferred Stock.                                 Report on Form 10-K for
                                                                        the year ended December 31,
                                                                        1989.  File No. 0-18263.*

Exhibit 4-A-1          Certificate of Designations                      Filed as Exhibit 4-A-1 to
                       of Flexible Rate Auction                         the Registrant's Annual
                       Preferred Stock (Exchange),                      Report on Form 10-K for
                       Series A-K.                                      the year ended December 31,
                                                                        1990.  File No. O-18263.*

Exhibit 4-A-2          Certificate of Amendment to                      Filed as Exhibit 4-A-2 to the
                       the Certificate of Desig-                        Registrant's Annual Report on
                       nations of Flexible Rate                         Form 10-K for the year ended
                       Auction Preferred Stock                          December 31, 1991. File No.
                       (Exchange), Series A-K, filed                    0-18263.*
                       December 27, 1991.

Exhibit 4-A-3          Certificate of Elimination of                    Filed as Exhibit 4-A-3 to the
                       Flexible Rate Auction Pre-                       Registrant's Annual Report on
                       ferred Stock (as referred to                     Form 10-K for the year ended
                       in Exhibit 4-A).                                 December 31, 1992.  File No.
                                                                        0-18263.*

Exhibit 4-A-4          Certificate of Amendment to                      Filed as Exhibit 4-A-4 to the
                       the Certificate of Designations                  Registrant's Annual Report on
                       of the Flexible Rate Auction                     Form 10-K for the year ended
                       Preferred Stock (Exchange),                      December 31, 1992.  File No.
                       Series A-K, filed June 1, 1992.                  0-18263.*


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation               Description                                        Method of Filing
- -----------               -----------                                        ----------------
Exhibit 4-A-5          Certificate of Designations of                   Filed as Exhibit 4-A-5 to the
                       Series A Cumulative                              Registrant's Annual Report on
                       Preferred Stock.                                 Form 10-K for the year ended
                                                                        December 31, 1992.  File No. 0-18263.*

Exhibit 4-A-6          Certificate of Designations of                   Filed as Exhibit 4-A-6 to the
                       Series B Cumulative                              Registrant's Annual Report on
                       Preferred Stock.                                 Form 10-K for the year ended
                                                                        December 31, 1992.  File No.
                                                                        0-18263.*

Exhibit 4-A-7          Form of Certificate of                           Filed as Exhibit 2.7 to the
                       Designations of Series C                         Registrant's Registration
                       Cumulative Preferred Stock.                      Statement on Form 8-A dated
                                                                        August 24, 1993.  File No.
                                                                        0-18263.*

Exhibit 4-A-8          Certificate of Designations of                   Filed as Exhibit 4.1 of the
                       the Series D Cumulative                          Registrant's Current Report
                       Preferred Stock.                                 on Form 8-K dated August 11,
                                                                        1994.  File No. 1-11146 or
                                                                        0-18263.

Exhibit 4-A-9          Certificate of Designations of                   Filed as Exhibit 4.1 of the
                       the Flexible Rate Auction                        Registrant's Current Report
                       Preferred Stock, Series L, M                     on Form 8-K dated December 12,
                       and N.                                           1994.  File No. 1-11146 or 0-18263.*

Exhibit 4-B            Indenture dated as of February 1,                Filed as Exhibit 4-A to
                       1990 among the Registrant, Ford                  the Registrant's Regis-
                       and Manufacturers Hanover Trust                  tration Statement No.
                       Company.                                         33-32641.*

Exhibit 4-C-1          Deposit Agreement dated as of                    Filed as Exhibit 4-C-1 to the
                       June 4, 1992, among Registrant,                  Registrant's Annual Report on
                       Chemical Bank, as depositary,                    Form 10-K for the year ended
                       and the holders from time to time                December 31, 1992.  File No.
                       of Depositary Shares, each                       0-18263.*
                       representing 1/4,000 of a share
                       of Series A Cumulative
                       Preferred Stock.

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
                       Cumulative Preferred Stock.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


Designation               Description                                     Method of Filing
- -----------               -----------                                     ----------------
Exhibit 4-C-3          Deposit Agreement dated as of                    Filed as Exhibit 2.8 to the
                       August 30, 1993, among Reg-                      Registrant's Registration
                       istrant, Chemical Bank, as                       Statement on Form 8-A dated
                       depositary and the holders                       August 24, 1993.  File No.
                       from time to time of Depositary                  0-18263.*
                       Shares, each representing 1/4000
                       of a share of Series C Cumulative
                       Preferred Stock.

Exhibit 4-C-4          Deposit Agreement dated as of                    Filed as Exhibit 4.3 of the
                       August 10, 1994, among                           Registrant's Current Report
                       Registrant, Chemical Bank, as                    on Form 8-K dated August 11,
                       depositary and the holders from                  1994.  File No. 1-11146 or
                       time to time of Depositary                       0-18263.*
                       Shares, each representing
                       1/4,000 of a share of Series D
                       Cumulative Preferred Stock.

Exhibit 10-A           Agreement dated as of                            Filed as Exhibit 10-A to
                       October 27, 1989 between                         the Registrant's Annual
                       the Registrant and Ford.                         Report on Form 10-K for
                                                                        the year ended December 31,
                                                                        1989.  File  No. 0-18263.*

Exhibit 10-B           Agreement dated as of                            Filed as Exhibit 10-B to
                       October 27, 1989 between                         the Registrant's Annual
                       the Registrant and Ford                          Report on Form 10-K for
                       Credit.                                          the year ended December 31,
                                                                        1989.  File No. 0-18263.*

Exhibit 12             Computation of Ratio of                          Filed with this Report.
                       Earnings to Fixed Charges.

Exhibit 21             Subsidiaries of the Registrant                   Filed with this Report.
                       as of December 31, 1994.

Exhibit 23             Consent of Independent                           Filed with this Report.
                       Certified Public Accountants.

Exhibit 24             Powers of Attorney.                              Filed with this Report.

- ---------------
* Incorporated by reference as an exhibit hereto.

(b)  Reports on Form 8-K

          The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD HOLDINGS, INC.


By:        /s/Eric A. Law
    -----------------------------
              Eric A. Law
       Vice President-Controller
    (principal accounting officer)

Date:  March 20, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                       Title                      Date
          ---------                       -----                      ----
                                       Director and
                                  Chairman of the Board
                                    of Directors and
                                 Chief Executive Officer
     John M. Devine*          (principal executive officer)
- --------------------------
    (John M. Devine)

                                       Director and
                                    President and Chief
    Kenneth Whipple*                 Operating Officer
- --------------------------
    (Kenneth Whipple)
                                                                  March 20, 1995
                                       Director and
    David N. McCammon*                Vice President
- --------------------------
   (David N. McCammon)

                                       Director and
                                 Vice President - Treasurer
   Malcolm S. Macdonald*        (principal financial officer)
- ---------------------------
  (Malcolm S. Macdonald)

                                       Director and
                                      Vice President -
    Elizabeth S. Acton*             Assistant Treasurer
- ---------------------------
   (Elizabeth S. Acton)


          Signature                       Title                    Date
          ---------                       -----                    ----
                                       Director and
      S. I. Gilman*                    Vice President
- ----------------------------
     (S. I. Gilman)



    Dean E. Richardson*                Director
- ----------------------------
   (Dean E. Richardson)

                                                                  March 20, 1995

    H. James Toffey, Jr.*              Director
- ----------------------------
   (H. James Toffey, Jr.)





*By: /s/P. J. Sherry, Jr.
    ---------------------------------------
       (P. J. Sherry, Jr.
        Attorney-in-Fact)


[COOPERS & LYBRAND LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Ford Holdings, Inc.

We have audited the consolidated balance sheet of Ford Holdings, Inc. and Subsidiaries at December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994, and the financial statement schedule listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Holdings, Inc. and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 9 and 11 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992.


/s/ Coopers & Lybrand L.L.P.

400 Renaissance Center
Detroit, Michigan
313-446-7100
January 27, 1995


                                Ford Holdings, Inc. and Subsidiaries

                                  CONSOLIDATED STATEMENT OF INCOME

                        For the Years Ended December 31, 1994, 1993, and 1992
                                           (in millions)




                                                             1994             1993             1992
                                                            ------           ------           ------
REVENUES
Financing revenues (Note 1)                                 $4,494           $3,839           $3,461
Insurance premiums earned (Note 1)                             667              706              729
Investment income                                              293              377              282
Real estate rental income                                      232              235              206
Other income                                                   194              135              139
                                                            ------           ------           ------
  Total revenues                                             5,880            5,292            4,817

EXPENSES
Interest expense                                             1,996            1,751            1,658
Operating and other expenses                                 1,547            1,332            1,135
Provision for credit losses (Note 7)                           586              501              532
Insurance claims (Note 1)                                      419              498              567
Depreciation                                                   192              186              211
Interest credited on annuity contracts (Note 1)                117               70               24
Amortization of policy acquisition costs (Note 8)               83              123              102
                                                            ------           ------           ------
  Total expenses                                             4,940            4,461            4,229

INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECTS OF CHANGES IN ACCOUNTING PRINCIPLES                   940              831              588

Provision for income taxes (Note 9)                            332              325              222
                                                            ------           ------           ------

INCOME BEFORE MINORITY INTERESTS AND
 CUMULATIVE EFFECTS OF CHANGES IN
 ACCOUNTING PRINCIPLES                                         608              506              366

Minority interests in net (loss)/income
 of subsidiaries                                                (1)              (5)               9
                                                            ------           ------           ------

Income before cumulative effects of
 changes in accounting principles                              609              511              357

Cumulative effects of changes in accounting
 principles (Notes 9 and 11)                                     -                -               26
                                                            ------           ------           ------
NET INCOME                                                  $  609           $  511           $  383
                                                            ======           ======           ======



The accompanying notes are part of the financial statements.


                                    Ford Holdings, Inc. and Subsidiaries

                                          CONSOLIDATED BALANCE SHEET
                                                (in millions)


                                                                                        December 31
                                                                                 -------------------------
                                                                                   1994             1993
                                                                                 --------         --------
ASSETS
Cash and cash equivalents (Note 1)                                               $   968          $   823
Investments in securities (Note 3)                                                 4,979            4,277
Finance receivables, net (Note 4)                                                 29,362           24,568
Accounts and notes receivable                                                        415              607
Receivables from Ford and affiliated companies                                       167              292
Investments in direct financing leases, net (Note 5)                               4,404            3,974
Investments in operating leases, net (Note 6)                                      1,579            1,441
Goodwill (Note 1)                                                                  1,768            1,830
Deferred policy acquisition costs (Note 8)                                           253              178
Other assets                                                                         478              609
                                                                                 -------          -------
    TOTAL ASSETS                                                                 $44,373          $38,599
                                                                                 =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                 $   469          $   622
Payables to Ford and affiliated companies                                            187              324
Unpaid insurance claims (Note 1)                                                     150              136
Annuity contracts (Note 1)                                                         2,722            1,598
Unearned insurance premiums (Note 1)                                                 914              865
Debt (Note 10)                                                                    33,820           29,570
Other liabilities and deferred income                                              1,096            1,193
                                                                                 -------          -------
    Total liabilities                                                             39,358           34,308

STOCKHOLDERS' EQUITY
Preferred Stock, $1 par value (Note 12)                                            1,875            1,458
Common Stock, $1 par value, authorized - 10,000 shares;
 issued and outstanding - 1,099 shares (Note 12)                                       *                *
Capital in excess of par value of stock                                              965              976
Unrealized (loss)/gain on investments in securities,
 net of taxes, and other (Note 3)                                                   (160)              37
Earnings retained for use in business (Note 13)                                    2,335            1,820
                                                                                 -------          -------
    Total stockholders' equity                                                     5,015            4,291
                                                                                 -------          -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $44,373          $38,599
                                                                                 =======          =======


- ---------------
*Less than $50,000


The accompanying notes are part of the financial statements.


                                Ford Holdings, Inc. and Subsidiaries

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                       For the Years Ended December 31, 1994, 1993, and 1992
                                           (in millions)




                                                              1994             1993             1992
                                                            --------         --------         --------
CASH AND CASH EQUIVALENTS AT JANUARY 1                      $    823         $    408         $    521

Cash flows from operating activities
  Net income                                                     609              511              383
  Adjustments to reconcile net income to
   cash flows from operating activities:
  Cumulative effects of changes in accounting principles           -                -              (26)
  Depreciation                                                   192              186              211
  Provision for credit losses                                    586              501              532
  Net purchases of trading securities (Note 3)                   (55)               -                -
  Gain on sales of real estate and investments                     9             (136)             (93)
  Provision for deferred income taxes                              4               18               51
  Changes in assets and liabilities:
   Accounts and notes receivable                                 192              190              (47)
   Deferred policy acquisition costs                             (75)             (30)             (10)
   Accounts payable and other liabilities                       (397)             539               23
   Unearned insurance premiums                                    49              (71)            (254)
  Other                                                          193              (93)             202
                                                            --------         --------         --------
    Net cash provided by operating activities                  1,307            1,615              972

Cash flows from investing activities
  Acquisitions of finance receivables                        (28,530)         (21,524)         (15,989)
  Collections of finance receivables                          23,539           18,081           13,839
  Purchases of securities (Note 3)                            (9,994)         (12,507)         (10,950)
  Sales and maturities of securities (Note 3)                  9,047           11,581           10,243
  Cost of equipment and lease receivables acquired            (1,376)          (1,764)          (1,666)
  Recovery of equipment costs and residual interests             866              744              550
  Acquisitions of other companies, net                          (485)            (299)            (461)
  Capital expenditures                                           (65)             (30)             (36)
  Other                                                          165               27              118
                                                            --------         --------         --------
    Net cash used in investing activities                     (6,833)          (5,691)          (4,352)

Cash flows from financing activities
  Issuance of Preferred Stock                                    417              375              283
  Proceeds from issuance of long-term debt                     4,540            4,897            3,936
  Principal payments on long-term debt                        (2,656)          (2,307)          (2,536)
  Changes in short-term debt                                   2,366              743              865
  Dividends paid to shareholders                                 (94)             (73)             (48)
  Receipts from annuity contracts, net                         1,124              821              731
  Other                                                          (26)              35               36
                                                            --------         --------         --------
     Net cash provided by financing activities                 5,671            4,491            3,267

Net increase/(decrease) in cash and cash equivalents             145              415             (113)
                                                            --------         --------         --------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                    $    968         $    823         $    408
                                                            ========         ========         ========
Supplementary cash flow information
  Interest paid                                             $  2,020         $  1,737         $  1,639
  Taxes paid                                                     386              235              184


The accompanying notes are part of the financial statements.


                                Ford Holdings, Inc. and Subsidiaries

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       For the Years Ended December 31, 1994, 1993, and 1992
                                           (in millions)


                                                             1994             1993             1992
                                                            ------           ------           ------
PREFERRED STOCK (NOTE 12)
  Balance at beginning of year                              $1,458           $1,083           $  800
  Issuance of Preferred Stock                                  417              375              283
                                                            ------           ------           ------
    Balance at end of year                                   1,875            1,458            1,083

COMMON STOCK (NOTE 12)
  Issued at beginning and end of year                            *                *                *

CAPITAL IN EXCESS OF PAR VALUE OF STOCK
  Balance at beginning of year                                 976              989              998
  Issuance cost on Preferred Stock                             (11)             (13)              (9)
                                                            ------           ------           ------
    Balance at end of year                                     965              976              989

UNREALIZED (LOSS)/GAIN ON INVESTMENTS IN
 SECURITIES, NET OF TAXES AND OTHER (NOTE 3)
  Balance at beginning of year                                  37               44               52
  Loss during year                                            (195)              (5)              (5)
  Translation adjustments during year                           (2)              (2)              (3)
                                                            ------           ------           ------
    Balance at end of year                                    (160)              37               44

EARNINGS RETAINED FOR USE IN BUSINESS (NOTE 13)
  Balance at beginning of year                               1,820            1,382            1,047
  Net income                                                   609              511              383
  Cash dividends on Preferred Stock                            (94)             (73)             (48)
                                                            ------           ------           ------
    Balance at end of year                                   2,335            1,820            1,382
                                                            ------           ------           ------
Total stockholders' equity                                  $5,015           $4,291           $3,498
                                                            ======           ======           ======


- ---------------
*Less than $50,000


The accompanying notes are part of the financial statements.

                      Ford Holdings, Inc. and Subsidiaries

                         Notes to Financial Statements

NOTE 1.  Accounting Policies

Principles of Consolidation

The consolidated financial statements include Ford Holdings and all majority-owned subsidiaries (the "company"). Ford Holdings, Inc. ("Ford Holdings") is a wholly-owned subsidiary of Ford Motor Company ("Ford"). The company's wholly-owned subsidiaries include Associates First Capital Corporation and its subsidiaries ("The Associates"), The American Road Insurance Company and its subsidiaries ("American Road"), USL Capital Corporation (formerly United States Leasing International, Inc.) and its subsidiaries ("USL Capital"), Ford Motor Land Development Corporation and its subsidiaries ("Ford Land"), Ford Leasing Development Company and its subsidiaries ("Ford Leasing"), and Ford Holdings Financing, Inc. ("Ford Financing"). Investments in certain partnerships and affiliates that are 50% or less owned are included in the consolidated financial statements on an equity basis.

Revenue Recognition

Revenue from finance receivables and direct financing leases is recognized over the term of the contract using the interest method. Revenue from operating leases is recognized ratably over the term of the lease. Insurance premiums are recorded as unearned premiums when written and are subsequently recognized in income over the term of the related insurance contracts. The methods of recognizing premium revenue are related to amounts at risk and include historical loss experience, pro rata, and sum-of-the-digits bases.

Derivative Financial Instruments

The company and many of its subsidiaries have entered into agreements to manage exposures to fluctuations in foreign exchange and interest rates. All derivative financial instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of derivatives for speculative purposes.

Certain subsidiaries of the company issue debt denominated in foreign currencies. Foreign currency swap agreements are used to manage foreign exchange exposure. Gains and losses on the foreign currency swap agreements are recognized during the period of the related transactions.

Certain subsidiaries of the company issue debt and other payables for which the maturity and interest rate structure differs from the invested assets to ensure continued access to capital markets and to minimize overall borrowing costs. Agreements to manage interest rate fluctuations include interest-rate swap agreements and, to a lesser extent, interest rate cap agreements. The differential paid or received on interest-rate agreements is recognized as an adjustment to interest expense in the period.

Cash Equivalents

The company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. The book value of these investments approximates fair value because of the short maturity.

Goodwill

Goodwill, representing the excess of the purchase price over the fair value of the net assets primarily from the acquisitions of The Associates by Ford Holdings and of USL Capital by Ford, is being amortized using the straight-line method over 40 years. The company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The company also considers projected future operating results, trends and other circumstances in making such evaluations.

Insurance Claims

A liability is provided for reported claims and for claims that have been incurred but not reported. The estimate of the liability for claims that have been incurred but not reported is based on prior experience and insurance in-force.

Annuity Contracts

The liability for annuity contracts reflected deposits received and interest credited, less related withdrawals. The weighted-average interest rate on annuity contracts outstanding at December 31, 1994 and 1993 was 6.3% and 6.2%, respectively. Interest rates offered are initially guaranteed for periods of either one or five years. Interest credited to annuity account balances is recognized as expense; surrender charges are recognized as a reduction of interest credited to annuitants. The fair value of annuity contracts at December 31, 1994 and 1993 approximated book value because the contractual interest rate due holders is reset annually for more than 97% of contracts outstanding.

NOTE 2.  Reinsurance Activity

A portion of the physical damage and credit life and disability insurance business of the company relates to reinsurance agreements with unaffiliated insurance companies. Amounts added to or deducted from accounts in connection with insurance assumed or ceded were as follows (in millions):

                                                            1994             1993             1992
                                                            -----            -----            -----
           Added to
            Insurance premiums earned                       $101              $92              $41
            Insurance claims                                  65               62               46

           Deducted from
            Insurance premiums earned                         50               52               37
            Insurance claims                                  24               25               24

The company remains contingently liable with respect to insurance ceded should the reinsurer be unable to meet the obligation assumed under the reinsurance agreement. Amounts recoverable from reinsurers in 1994 and 1993 were $7 million each year.

NOTE 3.  Investments in Securities

The company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The effect of this change in accounting principle on the company's financial statements was not material.

Trading securities are recorded at fair value, with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value, with unrealized gains and losses excluded from income and reported in a separate component of stockholders' equity, net of taxes. Held-to-maturity securities are recorded at amortized cost. The first-in, first-out basis of cost is generally used in determining realized gains and losses; realized gains and losses are included in investment income. The purchases, sales and maturities of trading securities are included in cash flows from operating activities. The purchases, sales and maturities of available-for-sale and the purchases and maturities of held-to-maturity securities are included in cash flows from investing activities.

The fair value of most securities was estimated based on quoted market prices. For those securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Investments in securities at December 31, 1994 were as follows (in millions):

                                                                      Gross        Gross
                                                       Amortized    Unrealized   Unrealized   Fair
                                                         Cost         Gains        Losses     Value
                                                       ---------    ----------   ----------   ------
         Trading securities                            $  715           $ 6         $ 10      $  711

         Available-for-sale securities
         -----------------------------
         Corporate securities                           1,924             2          150       1,776
         Mortgage-backed securities                       871             0           62         809
         Debt securities issued by the U.S.
          government and agencies                         677             1           38         640
         Municipal securities                             155             1           11         145
         Debt securities issued by foreign
          governments                                     105             0           10          95
         Other debt securities                             22             0            0          22
         Equity securities                                130            34            6         158
                                                       ------           ---         ----      ------
           Total available-for-sale securities          3,884            38          277       3,645

         Held-to-maturity securities
         ---------------------------
         Corporate securities                             522             0           27         495
         Municipal securities                              91             0            2          89
         Debt securities issued by the U.S.
          government and agencies                          10             0            0          10
                                                       ------           ---         ----      ------
           Total held-to-maturity securities              623             0           29         594
                                                       ------           ---         ----      ------
              Total investments in securities          $5,222           $44         $316      $4,950
                                                       ======           ===         ====      ======

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1994, by contractual maturity, were as follows (in millions):

                                                          Available-for-sale        Held-to-maturity
                                                       -----------------------   -----------------------
                                                       Amortized                 Amortized
                                                         Cost       Fair Value      Cost      Fair Value
                                                       ---------    ----------   ----------   ----------
         Due in one year or less                       $  110       $  108          $ 28         $ 27
         Due after one year through five years            746          719            38           38
         Due after five years through ten years           635          596           219          211
         Due after ten years                            1,392        1,255           338          318
         Mortgage-backed securities                       871          809             -            -
         Equity securities                                130          158             -            -
                                                       ------       ------          ----         ----
           Total                                       $3,884       $3,645          $623         $594
                                                       ======       ======          ====         ====

For trading securities, the net unrealized loss included in income during 1994 was $4 million.

Proceeds from sales of available-for-sale securities were $8.9 billion in 1994; gross gains of $37 million and gross losses of $57 million were realized on those sales. The net unrealized loss, net of taxes, included in stockholders' equity was $155 million at December 31, 1994.

Other securities classified as cash equivalents were $927 million and $740 million at December 31, 1994 and 1993, respectively, and consisted primarily of short-term time deposits, corporate securities, and debt securities issued by the U.S. government and agencies.

At December 31, 1993, investments in debt securities were recorded at amortized cost because of the ability to hold such securities until maturity and the
intent to hold them for the foreseeable future.   Marketable equity securities
were recorded at fair value, with the net unrealized gain net of tax recorded directly to stockholders' equity.

Investments in debt securities at December 31, 1993 were as follows (in millions):

                                                                      Gross        Gross
                                                         Book       Unrealized   Unrealized
                                                         Value        Gains        Losses     Fair Value
                                                       ---------    ----------   ----------   ----------
         Corporate securities                          $1,779          $48          $19         $1,808
         Debt securities issued by the U.S.
          government and agencies                         766           26            1            791
         Mortgage-backed securities                       684           12            2            694
         Municipal securities                             114            3            1            116
         Debt securities issued by foreign
          governments                                      88            4            1             91
         Other debt securities                            625            0            0            625
                                                       ------          ---          ---         ------
           Total                                       $4,056          $93          $24         $4,125
                                                       ======          ===          ===         ======

The book value and fair value of investments in debt securities at December 31, 1993, by contractual maturity, were as follows (in millions):

                                                        Book
                                                        Value       Fair Value
                                                       --------     ----------
         Due in one year or less                       $  498         $  498
         Due after one year through five years            808            818
         Due after five years through ten years           596            613
         Due after ten years                            1,470          1,502
         Mortgage-backed securities                       684            694
                                                       ------         ------
           Total                                       $4,056         $4,125
                                                       ======         ======

Proceeds from sales of investments in debt securities were $11.1 billion in 1993 and $9.9 billion in 1992. In 1993, gross gains of $112 million and gross losses of $20 million were realized on those sales; gross gains of $90 million and gross losses of $28 million were realized in 1992.

The cost of marketable equity securities at December 31, 1993 was $160 million. In 1993, gross unrealized gains totaled $66 million and gross unrealized losses totaled $5 million.

NOTE 4.  Finance Receivables

Finance receivables at December 31 were as follows (in millions):

                                                                      1994             1993
                                                                    --------         --------
         Consumer finance
           Residential real estate-secured receivables              $12,003          $10,626
           Direct installment and credit card receivables             7,200            6,060
           Other consumer installment receivables                     5,189            3,812
                                                                    -------          -------
             Total consumer finance                                  24,392           20,498

         Commercial finance
           Heavy-duty truck equipment receivables                     5,881            4,663
           Other industrial installment receivables                   3,650            3,277
                                                                    -------          -------
             Total commercial finance                                 9,531            7,940

             Total finance receivables                               33,923           28,438

         Unearned finance income                                     (3,647)          (3,089)
         Allowance for credit losses                                   (914)            (781)
                                                                    -------          -------
               Net finance receivables                              $29,362          $24,568
                                                                    =======          =======

         Fair value                                                 $31,610          $26,019

The estimated contractual maturities of finance receivables outstanding at December 31, 1994 were as follows (in millions):

                                                                       After
                                 1995         1996        1997          1997        Total
                                ------       ------      ------       -------      -------
         Consumer finance       $4,168       $2,975      $2,539       $14,710      $24,392
         Commercial finance      3,860        2,269       1,497         1,905        9,531
                                ------       ------      ------       -------      -------

           Total                $8,028       $5,244      $4,036       $16,615      $33,923
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

Acquisitions

During 1994, 1993 and 1992, the company made acquisitions of finance businesses and finance receivables, the most significant of which were as follows:

In December 1994, The Associates acquired the assets of First Collateral Services, Inc., principally consisting of warehouse loan facilities extended to mortgage brokers secured by mortgage contracts. The fair value of assets acquired and liabilities assumed was $62 million and $3 million, respectively. The transaction was accounted for as a purchase.

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

NOTE 5.  Investments in Direct Financing Leases

Investments in direct financing leases at December 31 were as follows (in millions):

                                                              1994             1993
                                                            --------         --------
         Minimum lease rentals                              $ 5,568          $ 5,146
         Estimated residual values                              356              324
         Lease origination costs                                 21               23
         Unearned finance income                             (1,466)          (1,448)
         Allowance for credit losses                            (75)             (71)
                                                            -------          -------
           Net investments in direct financing leases       $ 4,404          $ 3,974
                                                            =======          =======

Minimum direct financing lease rentals are contractually due as follows (in millions): 1995 - $1,509; 1996 - $1,207; 1997 - $782; 1998 - $540; thereafter
- - $1,530.

The estimated residual values represent proceeds expected to be received from the sale of equipment leased under direct financing leases.

NOTE 6.  Investments in Operating Leases

Investments in equipment operating leases at December 31 were as follows (in millions):

                                                              1994             1993
                                                            -------           -------
         Equipment cost:
           Automotive                                       $  131            $  155
           Business equipment                                  418               382
           Rail                                                476               463
           Aircraft                                             52                40
                                                            ------            ------
             Total equipment cost                            1,077             1,040
         Rentals receivable                                      9                10
         Accumulated depreciation                             (370)             (352)
         Allowance for credit losses                            (5)               (3)
                                                            ------            ------
             Net investments in equipment
              operating leases                              $  711            $  695
                                                            ======            ======

Future minimum equipment operating lease rentals are contractually due as follows (in millions): 1995 - $154; 1996 - $98; 1997 - $54; 1998 - $26;
thereafter - $28. Revenues from equipment operating leases, included in financing revenues, were as follows (in millions): 1994 - $218; 1993 - $189; 1992 - $168. The cost of equipment under operating leases is capitalized and depreciated over the lease term, or useful life, primarily on a straight-line basis. Depreciation expense on these operating leases was as follows (in millions): 1994 - $122; 1993 - $131; 1992 - $159.

Investments in real estate operating leases at December 31 were as follows (in millions):

                                                               1994             1993
                                                              ------           ------
         Properties at cost:
           Land                                               $ 225            $ 206
           Buildings and land improvements                      730              581
           Leasehold improvements                                10               10
           Machinery, equipment, and office furniture            68               60
           Construction in progress                              48               82
         Accumulated depreciation                              (213)            (193)
                                                              -----            -----
             Net investments in real estate
              operating leases                                $ 868            $ 746
                                                              =====            =====

Future minimum real estate operating lease rentals are contractually due as follows (in millions): 1995 - $35; 1996 - $30; 1997 - $28; 1998 - $26;
thereafter - $80. Revenues from real estate operating leases are included in real estate rental income. The cost of real estate operating leases is capitalized and depreciated on a straight-line basis over the useful life of the real estate asset. Depreciation expense on these operating leases was as follows (in millions): 1994 - $26; 1993 - $23; 1992 - $23.

The company, as lessee, leases certain office facilities, equipment, land, and dealership facilities under operating leases for subsequent sublease. Rental expense and sublease income, respectively, for all operating leases were as follows (in millions): 1994 - $64 and $61; 1993 - $58 and $56; 1992- $57 and
$54.

NOTE 7.  Allowances for Credit Losses

Allowances for credit losses are established as required based on historical experience. Other factors that affect collectibility also are evaluated, and additional amounts may be provided.

Finance receivables and lease investments are charged to the allowances for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. In addition, company policy generally provides for charge-off of various types of accounts on a contractual basis as follows: consumer direct and other installment and credit card receivables, are charged to the allowance for losses when the receivable becomes six months delinquent. All other finance receivables and lease investments are charged to the allowances for losses when any of the following conditions occur: (i) the related security has been converted or destroyed;
(ii) the related security has been repossessed and sold or held for sale for one year; or (iii) the related security has not been repossessed and the receivable has become contractually one year delinquent. Recoveries on losses previously charged to the allowances are credited to the allowance at the time the recovery is collected.

Changes in the allowances for credit losses were as follows (in millions):

                                              1994             1993             1992
                                             ------           ------           ------
         Beginning balance                   $ 855            $ 724            $ 617
         Additions                             586              501              532
         Net losses                           (471)            (404)            (436)
         Other changes                          24               34               11
                                             -----            -----            -----
           Ending balance                    $ 994            $ 855            $ 724
                                             =====            =====            =====

NOTE 8.  Deferred Policy Acquisition Costs

Certain costs of acquiring insurance contracts are deferred and amortized over the terms of the related contracts on the same bases on which the premiums are earned. Changes in deferred policy acquisition costs were as follows (in millions):

                                                             1994        1993         1992
                                                            ------      ------       -----
         Beginning balance                                  $ 178       $ 148        $ 138
         Commissions                                          142         135          101
         Origination costs                                     11          12            6
         Premium taxes                                          5           6            5
         Amortization of policy acquisition costs             (83)       (123)        (102)
                                                            -----       -----        -----
           Ending balance                                   $ 253       $ 178        $ 148
                                                            =====       =====        =====

NOTE  9.  Income Taxes

The provision for income taxes was as follows (in millions):

                                                             1994        1993         1992
                                                            ------      ------       ------
         Currently payable
           U.S. federal                                      $303        $284         $149
           State and local                                     25          23           22
                                                             ----        ----         ----
             Total currently payable                          328         307          171
         Deferred tax liability, federal and state              4          18           51
                                                             ----        ----         ----
             Total provision                                 $332        $325         $222*
                                                             ====        ====         ====

         ---------------
         *Excludes cumulative effects of changes in accounting principles

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate is shown below (in millions):

                                                             1994        1993         1992
                                                            -----       -----        -----
         Tax provision at U.S. statutory rate of 35%
           for 1994 and 1993 and 34% for 1992                $329        $291         $200

         Effect of:
           Goodwill and acquisition adjustments                15          20           20
           State and local income taxes                        28          19            7
           Investment income not subject to tax or
            subject to tax at reduced rates                   (30)        (16)          (9)
           Other                                              (10)         11            4
                                                             ----        ----         ----
             Provision for income taxes                      $332        $325         $222*
                                                             ====        ====         ====
         Effective Tax Rate                                  35.3%       39.1%        37.8%

         ---------------
         *Excludes cumulative effects of changes in accounting principles

The company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," as of January 1, 1992. The adoption of SFAS 109 changed the method of accounting for income taxes from the deferred method using Accounting Principles Board Opinion No. 11 to an asset and liability approach. The cumulative effect of this change in accounting principle increased 1992 net income by $51 million.

Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

                                                              1994                            1993
                                                   ---------------------------     ---------------------------
Deferred Tax                                       Deferred Tax   Deferred Tax     Deferred Tax
                                                      Assets      Liabilities         Assets      Liabilities
                                                   ------------   ------------     ------------   ------------
         Allowance for credit losses                  $367           $  -             $273           $  -
         Employee benefit plans                         83              -               75              -
         Unearned premium reserve                      106              -               76              -
         Leasing transactions                            -            612                -            421
         Deferred acquisition costs                      -             75                -             49
         Unrealized gains                               83              -                -             20
         Depreciation and amortization
          (excludes leasing transactions)                -             23                -             22
         All other                                      13             76                -            142
                                                      ----           ----             ----           ----
           Subtotal                                    652            786              424            654
         Valuation allowances                            -              -               (9)             -
                                                      ----           ----             ----           ----
             Total deferred taxes                     $652           $786             $415           $654
                                                      ====           ====             ====           ====

NOTE 10.  Debt

Debt at December 31 was as follows (in millions):

                                                                                           Book Value
                                                                    Weighted Average   ------------------
                                                       Maturity      Interest Rate*      1994       1993
                                                      ----------    ----------------   -------    -------
         Debt payable within one year                                 1994    1993
         ----------------------------                                 ----    ----
           Commercial paper                                                            $12,978    $10,721
           Bank borrowings                                                                 572        472
                                                                                       -------    -------
             Total short-term debt                                    5.7%    3.3%      13,550     11,193
           Senior and subordinated notes and
            debentures payable within one year                                           2,505      2,609
                                                                                       -------    -------
             Total debt payable within one year                                         16,055     13,802

         Long-term debt
         --------------
           Unsecured senior indebtedness              1996-2020       7.4%    7.5%      17,520     15,518
           Unsecured subordinated notes               1996-2009       8.1%    8.1%         142        142
           Secured notes                              1996-2005       6.7%    6.4%          97        101
           Capital lease obligations                  1996-2021       8.0%    7.8%           6          7
                                                                                       -------    -------
             Total long-term debt                                                       17,765     15,768
                                                                                       -------    -------
               Total debt                                                              $33,820    $29,570
                                                                                       =======    =======

         Fair value                                                                    $33,457    $30,909

         ---------------
         *Excludes the effect of interest-rate swap agreements

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

The average remaining term of commercial paper was 17 days and 24 days at December 31, 1994 and 1993, respectively.

Long-term debt at December 31, 1994, including amounts payable within one year, matures as follows (in millions): 1995 - $2,505; 1996 - $3,591; 1997 - $4,247;
1998 - $2,014; 1999 - $2,372; thereafter - $5,541.  The interest portion of capital lease obligations was $1 million at December 31, 1994.

Secured indebtedness is collateralized by mortgages on land and buildings of approximately $99 million and by rentals receivable and rental equipment of approximately $10 million, which are included in investments in leases. At December 31, 1994, warrants were outstanding to purchase $155 million aggregate principal amount of senior notes at specified dates between 1995 and 1999.

Included in long-term debt at December 31, 1994 and December 31, 1993 were obligations of $17,325 million and $15,325 million, respectively, with fixed interest rates and $440 million and $443 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates).

Agreements to manage exposures to fluctuations in interest rates, which include primarily interest-rate swap agreements, did not materially change the overall weighted-average rate on long-term debt and effectively decreased the obligations subject to variable interest rates to $305 million at December 31, 1994. In addition, the weighted-average interest rate on short-term debt did not materially change as a result of these agreements.

At December 31, 1994, Ford guaranteed all of Ford Holdings' debt held by nonaffiliated persons, totaling $1,867 million, and $4 million of Ford Leasing's debt.

At December 31, 1994, the company had contractually committed revolving credit facilities with banks of $5.8 billion, none of which were utilized. Maturity dates for these facilities ranged from February 1995 through January 2000. Also, at December 31, 1994, the company had contractually committed lines of credit with banks of $3.8 billion, none of which were utilized. Maturity dates for these facilities ranged from January 1995 through December 1996. In addition, the company had $1.1 billion of contractually committed receivables sale facilities, of which about 11% were in use at December 31, 1994. Some of these agreements contain certain provisions related to the continuation of Ford's direct or indirect ownership in the company.

NOTE 11.  Employee Retirement Benefits

Employee Retirement Plans

The Associates sponsors various defined benefit pension plans, which together cover substantially all permanent employees who meet certain eligibility requirements.

The Associates' pension expense was as follows (in millions):

                                                            1994             1993             1992
                                                            -----            -----            -----
         Benefits attributed to employee's service          $ 14             $ 10             $  8
         Interest on projected benefit obligations            21               18               16
         Actual return on assets (gain)                        -              (21)             (10)
         Net amortization                                    (11)               7               (2)
                                                            ----             ----             ----
           Net pension expense                              $ 24             $ 14             $ 12
                                                            ====             ====             ====

The status of these plans for The Associates at December 31 was as follows (in millions):

                                                            1994             1993
                                                            -----            -----
         Plan assets at fair value                          $205             $197

         Actuarial present value of:
          Vested benefits                                   $204             $215
          Accumulated benefits                               214              223
          Projected benefits                                 271              290

         Plan assets (less than) projected benefits         $(66)            $(93)
         Unamortized net transition obligation
          and amendments                                      11               10
         Unamortized net losses                               15               46
                                                            ----             ----
           Prepaid pension (liability) recognized
            in the balance sheet                            $(40)            $(37)
                                                            ====             ====

         Plan assets (less than) accumulated benefits       $ (9)            $(26)

         Assumptions:
          Discount rate                                     8.25%             7.0%
          Average rate of increase in compensation          6.0 %             6.0%
          Long-term rate of return on assets                9.0 %             9.5%


USL Capital sponsors a defined contribution retirement plan which covers substantially all of its employees. The combined contribution for profit sharing and deferred compensation is limited to 10% of a participant's qualified earnings. Under the profit sharing p contributions are determined as 6.9% of each covered participant's qualified earnings, plus an additional 5.7% of earnings above the social security maximum taxable amount. Profit sharing cost represents contributions minus forfeited amounts of terminated participants. Under the deferred compensation part, contributions (cost) are determined as 75 cents per dollar for the first 3% and 25 cents per dollar on the next 3% of deferred compensation up to a maximum of 6% of a participant's compensation. The amount charged to operating expenses related to USL Capital's retirement plan was as follows (in millions): 1994 - $3; 1993 - $4; 1992 - $4.

Other subsidiaries of the company do not have employees but purchase technical and administrative services from Ford, the cost of which includes retirement benefits. Retirement costs included in such service fee billings from Ford were not significant.

Postretirement Health Care and Life Insurance Benefits

The Associates sponsors unfunded plans that provide selected health care and life insurance benefits to substantially all retired employees who have met certain eligibility requirements; however, the benefits of the plan may be modified or terminated at the discretion of The Associates.

USL Capital sponsors unfunded plans that provide selected health care and life insurance benefits to retired employees, the cost of which is shared between USL Capital and the retiree. The accounting for the health care plan anticipates future cost-sharing changes that are consistent with USL Capital's past practice. USL Capital defines a maximum amount (or "cap") that it will contribute toward the health benefits of each retiree. This cap is determined annually and is based on the individual retiree's number of dependents. Over the last seven years the aggregate increase in the cap approximates the average increase in the underlying premium costs of the program. This valuation assumed that in future years USL Capital will continue to increase the cap at the average rate of increase of the underlying cost of the retiree benefit program. Benefits and eligibility rules, however, may be modified by USL Capital from time to time.

The estimated cost for postretirement health care benefits is accrued over periods of employee service on an actuarially determined basis, in accordance with the requirements of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions". In adopting SFAS 106, the company elected to recognize immediately the prior-year unaccrued accumulated postretirement benefit obligation, resulting in an adverse effect on income of $25 million in the first quarter of 1992. The charge reflected an unaccrued retiree benefit obligation of $70 million, offset partially by projected tax benefits of $27 million and reversal of the unamortized postretirement benefit liability of $18 million relating to the acquisition of The Associates by Ford Holdings.

The combined amount paid by The Associates and USL Capital for postretirement benefits in 1994, 1993 and 1992 was $2 million each year.

The combined net postretirement benefit expense for The Associates and USL Capital included the following (in millions):

                                                            1994          1993           1992
                                                            ----          ----           ----
         Benefits attributed to employees' service          $ 6            $ 4            $ 3
         Interest on accumulated benefit obligation           7              8              7
         Net amortization                                    (1)            (1)             -
                                                            ---            ---            ---
           Net postretirement benefit expense               $12            $11            $10
                                                            ===            ===            ===

The combined accrued postretirement benefit cost for The Associates and USL Capital at December 31 included the following (in millions):

                                                            1994          1993
                                                            ----          ----
         Retirees                                           $ 36          $ 36
         Active employees eligible to retire                  19            22
         Other active employees                               32            34
                                                            ----          ----
           Total accumulated obligation                       87            92
         Unamortized prior service cost a/                    10            11
         Unrecognized net (loss) b/                           (1)          (17)
                                                            ----          ----
           Accrued postretirement benefit cost              $ 96          $ 86
                                                            ====          ====

         Assumption:  Discount rate at year-end             8.75%          7.5%

         ---------------
         a/ The prior service effect of the plan amendments deferred for recognition over remaining service to retirement eligibility.
         b/ The deferred gain or loss resulting from experience and changes in assumptions deferred for recognition over remaining service to retirement.

For measurement purposes, The Associates assumed 12.1% and 12.5% weighted average annual rates of increase in per capita cost of covered health care benefits for 1994 and 1993, respectively, decreasing gradually to 5.5% by 2009.

For measurement purposes, USL Capital assumed 9% and 7.5% annual rates of increase in per capita cost of postretirement medical benefits for 1994 for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively; the rates were assumed to decrease gradually to 5.5% by 2006 and remain at that level thereafter. The comparable rates assumed for 1993 were 12% and 8% for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively.

Changing the assumed health care cost trend rates by one percentage point would change the aggregate service and interest cost components of net postretirement benefit expense of The Associates and USL Capital, on a combined basis, for 1994 by $1 million and the accumulated postretirement benefit obligation at December 31, 1994 by $7 million.

NOTE 12.  Capital Stock

The authorized capital stock of Ford Holdings consists of Common Stock and Preferred Stock. Holders of Preferred Stock generally are entitled to elect not less than 25 percent of the directors of the company. On all matters other than the election of directors as to which stockholders generally have a vote, holders of Common Stock, as a class, are entitled to 75%, and holders of Preferred Stock, as a class, are entitled to 25%, of the total number of votes of all the capital stock of Ford Holdings. At December 31, 1994, the Preferred Stock consisted of $1,015 million of Cumulative Flexible Rate Auction Preferred Stock ("Flex-APS"); $287 million of fixed-rate Series A Cumulative Preferred Stock; $173 million of fixed-rate Series B Cumulative Preferred Stock; $200 million of fixed-rate Series C Cumulative Preferred Stock; and $200 million of fixed-rate Series D Cumulative Preferred Stock.

Dividends on the Flex-APS generally are determined through auction procedures. The maximum applicable dividend rate is a function of the 60- day "AA" Composite Commercial Paper rate or the applicable reference rate. The average dividend rate in effect on the Flex-APS in 1994 was 4.82%; the weighted average dividend rate was 5.56% on December 31, 1994. Accumulated and unpaid dividends on the Flex-APS amounted to $6 million at December 31, 1994.

The fixed-rate Series A Cumulative Preferred Stock dividend rate is 8% ($2.00 per depository share) per year; accumulated and unpaid dividends were $2 million at December 31, 1994. The fixed-rate Series B Cumulative Preferred Stock dividend rate is 8% ($2.00 per depository share) per year; accumulated and unpaid dividends were $1 million at December 31, 1994. The fixed-rate Series C Cumulative Preferred Stock dividend rate is 7.12% ($1.78 per depository share) per year; accumulated and unpaid dividends were $1 million at December 31, 1994. The fixed-rate Series D Cumulative Preferred Stock dividend rate is 8.1% ($2.025 per depository share) per year, accumulated and unpaid dividends were $1 million at December 31, 1994.

NOTE 13.  Dividend Restrictions

Payment of dividends by American Road to a company within its holding company system is regulated by the State of Michigan. Under Michigan regulations, all dividend payments must be reported to and reviewed by the Michigan Insurance Commission.

Payment of dividends by certain subsidiaries of The Associates is restricted under the provisions of certain debt and revolving credit agreements. At December 31, 1994, $454 million was available for the payment of dividends.

NOTE 14.  Litigation and Claims

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Ford Holdings and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, sanctions, or other relief which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance. It is reasonably possible that some of the matters discussed in the foregoing paragraph could be decided unfavorably to Ford Holdings or the subsidiary involved and could require Ford Holdings or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that at December 31, 1994 cannot reasonably be estimated. Although the final resolution of any such matters could have a material effect on the company's consolidated financial results for a particular reporting period, the company believes that, based on its analysis, any resulting liability should not materially affect the consolidated financial position at December 31, 1994.

NOTE 15.  Transactions With Affiliated Companies

The company receives technical and administrative advice and services from Ford and utilizes data processing facilities maintained by Ford. The cost of these services is allocated to the company based on actual costs incurred by Ford in performing these services. The company believes this allocation is a reasonable approximation of the costs it would have incurred on a stand-alone basis. Payments to Ford for such services were as follows (in millions): 1994
- - $36; 1993 - $31; 1992 - $41.

The company provides insurance and other services to Ford and other affiliated companies. Amounts included in revenues for these services were as follows (in millions):

                                                             1994             1993             1992
                                                            ------           ------           ------
         Physical damage premiums on vehicles
          and equipment financed at wholesale                $81              $85              $63

         Reimbursements for administrative and
          technical services                                  82               55               47

         Rental of office space and parking facilities        45               57               39

Net interest income under various financing arrangements between the company and Ford was as follows (in millions): 1994 - $9; 1993 - $16; 1992 - $33.

NOTE 16.  Financial Instruments

The company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" as of December 31, 1994. Estimated fair value amounts have been determined using available market information and various valuation methods depending on the type of instrument. In evaluating the fair value information, considerable judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts.

Balance Sheet Financial Instruments

Information about specific valuation techniques and related fair value detail is provided throughout the footnotes. The table below provides book value and fair value amounts (in millions) and a cross reference to the applicable Note.

                                        December 31, 1994         December 31, 1993
                                        ------------------        ------------------
                                         Book       Fair           Book       Fair         Fair Value
                                         Value      Value          Value      Value        Reference
                                        -------    -------        --------   -------       ----------
         Cash and cash equivalents      $   968    $   968        $   823    $   823       Note 1
         Investments in securities        4,979      4,950          4,277      4,346       Note 3
         Finance receivables             29,362     31,610         24,568     26,019       Note 4
         Debt                            33,820     33,457         29,570     30,909       Note 10
         Annuity contracts                2,722      2,722          1,598      1,598       Note 1

Foreign Currency Instruments

The fair value of foreign currency swap agreements generally was estimated using current market prices provided by outside quotation services. At December 31, 1994, the fair value of net receivable contracts was $47 million. At December 31, 1993, the fair value for all agreements was a net receivable of $12 million. At December 31, 1994, foreign currency swaps had a deferred loss of $1 million. In the unlikely event that a counterparty fails to meet the terms of a foreign currency swap agreement, the company's risk is the fair value of the agreement. At December 31, 1994 and 1993, the total notional amount of the company's foreign currency swaps outstanding was $173 million and $281 million, respectively, maturing primarily through 1997.

Interest-Rate Instruments

The fair value of interest-rate swap and cap agreements is the estimated amount the company would receive or pay to terminate the agreement. Fair value is calculated using information provided by outside quotation services, taking into account current interest rates and the current credit-worthiness of the swap and cap parties. At December 31, 1994, the fair value of net receivable contracts was $10 million, and the fair value of net payable contracts was $5 million. At December 31, 1993, the fair value for all agreements was a net receivable of $7 million. In the unlikely event that a counterparty fails to meet the terms of an interest-rate swap or cap agreement, the company's risk is the fair value of the agreement. At December 31, 1994 and 1993, the underlying notional principal amounts on which the company has interest-rate swap and cap agreements outstanding aggregated $4.5 billion and $2.1 billion, respectively, maturing primarily through 1999.

Other Instruments

Certain subsidiaries of the company make credit lines available to holders of their credit cards and to certain commercial and consumer customers. At December 31, 1994 and 1993, the unused portion of available credit was approximately $10.3 billion and $9.6 billion, respectively, and is revocable under specified conditions. The fair value of unused credit lines and the potential risk of loss was not considered to be material.

In addition, the company has entered into a variety of other financial agreements which contain potential risk of loss. These agreements include financial guarantees and warrants. Neither the amounts of these agreements nor the potential risk of loss was considered to be material at December 31, 1994.

NOTE 17.  Segment Information

The company operates in three business segments: consumer finance, commercial finance, and insurance. The consumer finance segment is engaged primarily in making and investing in direct installment and revolving credit receivables, including credit card receivables, purchasing consumer-related installment obligations, and providing other consumer financial services. The commercial finance segment is engaged primarily in financing sales of transportation and industrial equipment, leasing of equipment either through equipment vendors or directly to end users, and the construction and operation of commercial real estate developments. The insurance segment is engaged primarily in the issuance of deferred annuities, property and casualty insurance relating to extended service plan contracts, credit life and credit disability insurance, and physical damage insurance. These insurance products are provided primarily to purchasers of vehicles financed by Ford subsidiaries and to customers of the finance operations of The Associates.

Corporate expenses consist primarily of interest on acquisition-related debt. Acquisition-related goodwill has been allocated to the operating segments.

Financial information segregated by business segment is as follows (in millions):

                                                       1994         1993         1992
                                                     -------      -------      -------
         Revenues
           Consumer finance                          $ 2,948      $ 2,461      $ 2,206
           Commercial finance                          1,986        1,788        1,617
           Insurance                                     912        1,006          978
           Corporate                                      34           37           16
                                                     -------      -------      -------
             Total                                   $ 5,880      $ 5,292      $ 4,817
                                                     =======      =======      =======
         Income/(loss) before income
          taxes and cumulative effects
          of changes in accounting principles
           Consumer finance                          $   609      $   493      $   367
           Commercial finance                            438          380          285
           Insurance                                      44          117           91
           Corporate                                    (151)        (159)        (155)
                                                     -------      -------      -------
             Total                                   $   940      $   831      $   588
                                                     =======      =======      =======
         Assets
           Consumer finance                          $20,333      $17,682      $15,902
           Commercial finance                         18,464       16,167       13,200
           Insurance                                   4,655        3,806        2,933
           Corporate                                     921          944          696
                                                     -------      -------      -------
             Total                                   $44,373      $38,599      $32,731
                                                     =======      =======      =======
         Capital expenditures
           Consumer finance                          $    42      $     7      $    16
           Commercial finance                             23           23           20
                                                     -------      -------      -------
             Total                                   $    65      $    30      $    36
                                                     =======      =======      =======

NOTE 18.  Summary Quarterly Financial Data (Unaudited)
(in millions)

                                                          1994                           1993
                                           -------------------------------   -------------------------------
                                           First   Second   Third   Fourth   First   Second   Third   Fourth
                                            Qtr.    Qtr.     Qtr.    Qtr.     Qtr.    Qtr.     Qtr.    Qtr.
                                           ------  ------   ------  ------   ------  ------   ------  ------
         Total revenues                    $1,371  $1,395   $1,529  $1,585   $1,259  $1,301   $1,365  $1,367

         Income before income taxes        $  222  $  213   $  250  $  255   $  187  $  177   $  235  $  232

         Net income                        $  140  $  135   $  160  $  174   $  118  $  109   $  136  $  148

                                                                                        Schedule I
                              Ford Holdings, Inc. and Subsidiaries

                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT)

                                        Statement of Income
                          ----------------------------------------------
                          For the Years Ended December 31, 1994 and 1993
                                           (in millions)
                                                                     1994     1993
                                                                    ------   ------
Revenues
  Dividends from The Associates, USL Capital
   and American Road                                                $  373   $  376
  Investments and other income                                          45       36
                                                                    ------   ------
    Total revenues                                                     418      412
Expenses
  Interest expense                                                     182      183
  Amortization of goodwill                                              36       36
  Other expenses                                                        (3)      (2)
                                                                    ------   ------
    Total expenses                                                     215      217
                                                                    ------   ------
Income before income taxes and equity in
  undistributed earnings of subsidiaries                               203      195

Credit for income taxes                                                (52)     (55)
                                                                    ------   ------
Income before equity in undistributed
  earnings of subsidiaries                                             255      250

Equity in undistributed earnings of subsidiaries                       354      261
                                                                     -----   ------
    Net income                                                      $  609   $  511
                                                                    ======   ======


                                         Balance Sheet
                                 -----------------------------
                                 At December 31, 1994 and 1993
                                         (in millions)

                                                                              1994    1993
                                                                             ------  ------
Assets
- ------
  Cash and cash equivalents                                                  $  267  $  326
  Investments in securities                                                     669     621
  Receivables from affiliates and others                                        450     166
  Equity in net assets of subsidiaries                                        5,587   5,207
                                                                             ------  ------
    Total assets                                                             $6,973  $6,320
                                                                             ======  ======

Liabilities and Stockholders' Equity
- ------------------------------------
  Payable to Ford                                                                 -       80
  Other liabilities                                                              66       75
  Debt                                                                        1,892    1,874
                                                                             ------   ------
    Total liabilities                                                         1,958    2,029

    Stockholders' equity                                                      5,015    4,291
                                                                             ------   ------
    Total liabilities and stockholders' equity                               $6,973   $6,320
                                                                             ======   ======

                                     FSS-1

                                                                                            Schedule I

                                Ford Holdings, Inc. and Subsidiaries

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT)

                                     Statement of Cash Flows
                         For the Years Ended December 31, 1994 and 1993
                                          (in millions)

                                                                                     1994         1993
                                                                                     ----          ----
Cash and cash equivalents at January 1                                               $326          $137

Cash flows from operating activities
  Net income                                                                          609           511
  Equity in undistributed earnings of subsidiaries                                   (354)         (261)
  Other                                                                              (376)          (62)
                                                                                     ----          ----
    Net cash provided by operating activities                                        (121)         (188)

Cash flows from investing activities
  Sales and purchases of securities, net                                              (48)          (61)
  Capital contributions                                                              (213)         (240)
                                                                                     ----          ----
    Net cash used in investing activities                                            (261)         (301)

Cash flows from financing activities
  Dividends paid to preferred stockholders                                            (94)          (73)
  Issuance of Preferred Stock                                                         417           375
                                                                                     ----          ----
    Net cash provided by financing activities                                         323           302

Net (decrease)/increase in cash and cash
 equivalents                                                                          (59)          189
                                                                                     ----          ----
Cash and cash equivalents at December 31                                             $267          $326
                                                                                     ====          ====





                                     FSS-2

                             EXHIBIT INDEX



Designation               Description                                     Method of Filing
- -----------               -----------                                     ----------------
Exhibit 3-A            Certificate of Incorporation                     Filed as Exhibit 3-A to
                       dated August 30, 1989.                           the Registrant's Annual
                                                                        Report on Form 10-K for
                                                                        the year ended December 31,
                                                                        1989.  File No. 0-18263.*

Exhibit 3-B            By-Laws of the Registrant, as                    Filed as Exhibit 3-B to
                       amended through October 20,                      the Registrant's Annual
                       1989.                                            Report on Form 10-K for
                                                                        the year ended December 31,
                                                                        1989.  File No. 0-18263.*

Exhibit 3-C            By-Laws of the Registrant, as                    Filed as Exhibit 3-C to the
                       amended through May 22, 1992.                    Registrant's Annual Report on
                                                                        Form 10-K for the year ended
                                                                        December 31, 1992.  File No.
                                                                        0-18263.*

Exhibit 4-A            Certificate of Designations                      Filed as Exhibit 4-A to
                       of Flexible Rate Auction                         the Registrant's Annual
                       Preferred Stock.                                 Report on Form 10-K for
                                                                        the year ended December 31,
                                                                        1989.  File No. 0-18263.*

Exhibit 4-A-1          Certificate of Designations                      Filed as Exhibit 4-A-1 to
                       of Flexible Rate Auction                         the Registrant's Annual
                       Preferred Stock (Exchange),                      Report on Form 10-K for
                       Series A-K.                                      the year ended December 31,
                                                                        1990.  File No. O-18263.*

Exhibit 4-A-2          Certificate of Amendment to                      Filed as Exhibit 4-A-2 to the
                       the Certificate of Desig-                        Registrant's Annual Report on
                       nations of Flexible Rate                         Form 10-K for the year ended
                       Auction Preferred Stock                          December 31, 1991. File No.
                       (Exchange), Series A-K, filed                    0-18263.*
                       December 27, 1991.

Exhibit 4-A-3          Certificate of Elimination of                    Filed as Exhibit 4-A-3 to the
                       Flexible Rate Auction Pre-                       Registrant's Annual Report on
                       ferred Stock (as referred to                     Form 10-K for the year ended
                       in Exhibit 4-A).                                 December 31, 1992.  File No.
                                                                        0-18263.*

Exhibit 4-A-4          Certificate of Amendment to                      Filed as Exhibit 4-A-4 to the
                       the Certificate of Designations                  Registrant's Annual Report on
                       of the Flexible Rate Auction                     Form 10-K for the year ended
                       Preferred Stock (Exchange),                      December 31, 1992.  File No.
                       Series A-K, filed June 1, 1992.                  0-18263.*


Designation        Description                           Method of Filing
- -----------        -----------                           ----------------
Exhibit 4-A-5   Certificate of Designations         Filed as Exhibit 4-A-5 to
                of Series A Cumulative              the Registrant's Annual
                Preferred Stock.                    Report on Form 10-K for
                                                    the year ended December
                                                    31, 1992. File No. 0-18263.*

Exhibit 4-A-6   Certificate of Designations         Filed as Exhibit 4-A-6 to
                of Series B Cumulative              the Registrant's Annual
                Preferred Stock.                    Report on Form 10-K for
                                                    the year ended December
                                                    31, 1992.  File No.
                                                    0-18263.*

Exhibit 4-A-7   Form of Certificate of              Filed as Exhibit 2.7 to
                Designations of Series C            the Registrant's Regis-
                Cumulative Preferred                tration Statement on
                Stock.                              Form 8-A dated August
                                                    24, 1993.  File No.
                                                    0-18263.*

Exhibit 4-A-8   Certificate of Designations         Filed as Exhibit 4.1 of the
                of the Series D Cumulative          Registrant's Current Report
                Preferred Stock.                    on Form 8-K dated August 11,
                                                    1994.  File No. 1-11146 or
                                                    0-18263.

Exhibit 4-A-9   Certificate of Designations         Filed as Exhibit 4.1 of the
                of the Flexible Rate Auction        Registrant's Current Report
                Preferred Stock, Series L, M        on Form 8-K dated December
                and N.                              12, 1994.  File No. 1-11146
                                                    or 0-18263.*

Exhibit 4-B     Indenture dated as of February      Filed as Exhibit 4-A to
                1, 1990 among the Registrant,       the Registrant's Regis-
                Ford and Manufacturers Hanover      tration Statement No.
                Trust Company.                      33-32641.*

Exhibit 4-C-1   Deposit Agreement dated as of       Filed as Exhibit 4-C-1 to
                June 4, 1992, among Registrant,     the Registrant's Annual
                Chemical Bank, as depositary,       Report on Form 10-K for
                and the holders from time to        the year ended December
                time of Depositary Shares, each     31, 1992.  File No.
                representing 1/4,000 of a share     0-18263.*
                of Series A Cumulative
                Preferred Stock.

Exhibit 4-C-2   Deposit Agreement dated as of       Filed as Exhibit 1-B
                January 26, 1993, among             to Registrant's Report on
                Registrant, Chemical Bank,          Form 8-K dated January 19,
                as depositary and the holders       1993. File No. 0-18263.*
                from time to time of Depositary
                Shares, each representing
                1/4,000 of a share of Series B
                Cumulative Preferred Stock.

Designation         Description                           Method of Filing
- -----------         -----------                           ----------------
Exhibit 4-C-3    Deposit Agreement dated as of          Filed as Exhibit 2.8 to
                 August 30, 1993, among Reg-            the Registrant's Regis-
                 istrant, Chemical Bank, as             tration Statement on
                 depositary and the holders             Form 8-A dated August
                 from time to time of Depositary        24, 1993.  File No.
                 Shares, each representing 1/4000       0-18263.*
                 of a share of Series C Cumulative
                 Preferred Stock.

Exhibit 4-C-4    Deposit Agreement dated as of          Filed as Exhibit 4.3 of
                 August 10, 1994, among                 the Registrant's
                 Registrant, Chemical Bank, as          Current Report on Form
                 depositary and the holders from        8-K dated August 11,
                 time to time of Depositary             1994.  File No. 1-11146
                 Shares, each representing              or 0-18263.*
                 1/4,000 of a share of Series D
                 Cumulative Preferred Stock.

Exhibit 10-A     Agreement dated as of                  Filed as Exhibit 10-A to
                 October 27, 1989 between               the Registrant's Annual
                 the Registrant and Ford.               Report on Form 10-K for
                                                        the year ended December
                                                        31, 1989.  File  No.
                                                        0-18263.*

Exhibit 10-B     Agreement dated as of                  Filed as Exhibit 10-B to
                 October 27, 1989 between               the Registrant's Annual
                 the Registrant and Ford                Report on Form 10-K for
                 Credit.                                the year ended December
                                                        31, 1989.  File No.
                                                        0-18263.*

Exhibit 12       Computation of Ratio of                Filed with this Report.
                 Earnings to Fixed Charges.

Exhibit 21       Subsidiaries of the Registrant         Filed with this Report.
                 as of December 31, 1994.

Exhibit 23       Consent of Independent                 Filed with this Report.
                 Certified Public Accountants.

Exhibit 24       Powers of Attorney.                    Filed with this Report.

- ---------------
* Incorporated by reference as an exhibit hereto.