Form 10-Q
period 1995-03-31
FORD HOLDINGS INC
filed 1995-05-11
CIK 857775

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ----  EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995               OR
                               ------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

                     Commission file number    0-18263
                                            -------------


                              Ford Holdings, Inc.
                              -------------------
            (Exact name of registrant as specified in its charter)

   Incorporated in Delaware                     38-2890269
- -------------------------------           ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification Number)


     The American Road, Dearborn, Michigan                    48121
     -------------------------------------                 ----------
     (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code  313-322-3000
                                                          --------------


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

As of May 1, 1995, the Registrant had outstanding 1,099 shares of Common Stock, all of which were held, directly or indirectly, by Ford Motor Company.

         Exhibit index located on sequential page number 8

                     Part I. Financial Information
                     -----------------------------

Item 1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the Registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1994.

                     Ford Holdings, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENT OF INCOME
                       ---------------------------------

                 For the Periods Ended March 31, 1995 and 1994
                               (in millions)
                                                        First Quarter
                                                   -----------------------
                                                    1995             1994
                                                   ------           ------
                                                         (unaudited)
Revenues
Financing revenues                                 $1,249           $1,042
Insurance premiums earned                             166              174
Investment and other income                           233              155
                                                   ------           ------
  Total revenues                                    1,648            1,371

Expenses
Interest expense                                      595              451
Operating and other expenses                          422              364
Provision for credit losses                           175              130
Insurance claims                                       97              111
Depreciation                                           49               48
Interest credited on annuity contracts                 39               23
Amortization of policy acquisition costs               17               22
                                                   ------           ------
  Total expenses                                    1,394            1,149
                                                   ------           ------

Income before income taxes                            254              222

Provision for income taxes                             96               83
                                                   ------           ------
Income before minority interests                      158              139

Minority interests in net loss
 of subsidiaries                                       (1)              (1)
                                                   ------           ------
Net income                                         $  159           $  140
                                                   ======           ======

                                    Ford Holdings, Inc. and Subsidiaries

                                         CONSOLIDATED BALANCE SHEET
                                         --------------------------
                                              (in millions)

                                                                        March 31,         Dec. 31,
                                                                           1995             1994
                                                                        ----------       ---------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                               $ 1,154          $   968
Investments in securities                                                 5,221            4,979
Finance receivables, net                                                 30,634           29,362
Accounts and notes receivable                                               432              415
Receivables from Ford and affiliated companies                              157              167
Investments in direct financing leases, net                               4,402            4,404
Investments in operating leases, net                                      1,596            1,579
Goodwill                                                                  1,753            1,768
Deferred policy acquisition costs                                           296              253
Other assets                                                                482              478
                                                                        -------          -------
     Total assets                                                       $46,127          $44,373
                                                                        =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                        $   486          $   469
Payables to Ford and affiliated companies                                   125              187
Unpaid insurance claims                                                     157              150
Annuity contracts                                                         2,887            2,722
Unearned insurance premiums                                                 922              914
Debt                                                                     35,016           33,820
Other liabilities and deferred income                                     1,275            1,096
                                                                        -------          -------
     Total liabilities                                                   40,868           39,358

Stockholders' equity
Preferred Stock, $1 par value                                             1,875            1,875
Common Stock, $1 par value,
 authorized - 10,000 shares;
 issued and outstanding - 1,099 shares                                        *                *
Capital in excess of par value of stock                                     965              965
Unrealized loss on investments in
 securities, net of taxes, and other                                        (44)            (160)
Earnings retained for use in business                                     2,463            2,335
                                                                        -------          -------
     Total stockholders' equity                                           5,259            5,015
                                                                        -------          -------
     Total liabilities and stockholders' equity                         $46,127          $44,373
                                                                        =======          =======

- - - - - -
*Less than $50,000

                                    Ford Holdings, Inc. and Subsidiaries

                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               ----------------------------------------------

                                For the Periods Ended March 31, 1995 and 1994
                                              (in millions)

                                                                               First Quarter
                                                                        --------------------------
                                                                           1995             1994
                                                                        ---------        ---------
                                                                                (unaudited)
Cash and cash equivalents at January 1                                  $   968          $   823

Cash flows from operating activities before securities trading              458              331
Net sales of trading securities                                             324               25
                                                                        -------          -------
   Net cash flows from operating activities                                 782              356

Cash flows from investing activities
 Acquisitions of finance receivables                                     (7,895)          (6,163)
 Collections of finance receivables                                       6,492            5,226
 Purchases of securities                                                 (1,725)          (3,407)
 Sales and maturities of securities                                       1,277            3,290
 Cost of equipment and lease receivables acquired                          (266)            (187)
 Recovery of equipment costs and residual interests                         201              176
 Other                                                                      (28)              44
                                                                        -------          -------
   Net cash used in investing activities                                 (1,944)          (1,021)

Cash flows from financing activities
 Proceeds from issuance of long-term debt                                 1,847              852
 Principal payments on long-term debt                                      (586)            (670)
 Changes in short-term debt                                                 (65)             307
 Dividends paid to shareholders                                             (31)             (21)
 Receipts from annuity contracts, net                                       165              185
 Other                                                                       18               29

                                                                        -------          -------
   Net cash provided by financing activities                              1,348              682

Net increase in cash and cash equivalents                                   186               17
                                                                        -------          -------
Cash and cash equivalents at March 31                                   $ 1,154          $   840
                                                                        =======          =======

Coopers & Lybrand L.L.P.




                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Holdings, Inc.


We have reviewed the consolidated balance sheet of Ford Holdings, Inc. and Subsidiaries at March 31, 1995 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended March 31, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements.





/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 19, 1995

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- ----------------------------------------------------------

OVERVIEW

The Company's net income in the first quarter of 1995 was $159 million, up $19 million from the $140 million earned in the first quarter of 1994. The increase resulted primarily from record earnings at The Associates and USL Capital, offset partially by lower earnings at American Road.

Consolidated results reflect the acquisition-related costs of purchasing The Associates, including interest expense, goodwill, and adjustments to record the fair value of net assets acquired. These adjustments will vary over time as the acquired assets and liabilities liquidate.

The consolidated financial statements on pages 2 through 4 inclusive should be read as an integral part of this review.


RESULTS OF OPERATIONS:  FIRST QUARTER 1995 COMPARED WITH FIRST
QUARTER 1994

The Associates earned a record $152 million in the first quarter of 1995, compared with $128 million a year ago. The increase reflected primarily higher levels of earning assets, offset partially by lower net interest margins.

USL Capital earned a record $26 million in the first quarter of 1995, compared with $21 million a year ago. The increase reflected higher levels of earning assets and cost improvements.

American Road earned $5 million in the first quarter of 1995, compared with $17 million in the same period in 1994. The decrease reflected lower underwriting results in extended service plan and floor plan products. Results for the annuity business have also decreased as a result of investment portfolio restructuring.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments in securities totaled $6.4 billion at March 31, 1995, up $428 million from December 31,
1994.

Net receivables and lease investments were $37.2 billion at March
31, 1995, up $1.3 billion from December 31, 1994. The increase reflected continued growth in earning assets, primarily at The
Associates.

Total debt was $35 billion at March 31, 1995, up $1.2 billion from December 31, 1994. The increase resulted primarily from higher debt levels required to finance growth in earning assets at The Associates.

The liability for annuity contracts was $2.9 billion at March 31, 1995, up $165 million from December 31, 1994.

Insurance premiums written by American Road were $73 million in the first quarter of 1995, compared with $74 million a year ago.

At March 31, 1995, the Company had approximately $10.6 billion of contractually committed support facilities; less than 1% of these facilities were in use at that date.


OTHER FINANCIAL INFORMATION

Coopers & Lybrand L.L.P., the Company's independent public accountants, performed a limited review of the financial data presented on pages 2 through 4 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Coopers & Lybrand L.L.P. did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Coopers & Lybrand L.L.P. as a result of their review.

                           Part II.  Other Information
                          ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)    Exhibits

       Please refer to the Exhibit Index on page 8 for Exhibits
       12, 15 and 27.

(b)    Reports on Form 8-K

       Current Report on Form 8-K dated December 12, 1994 and filed January 3, 1995, included information relating to the issue of 2,150 shares of the Company's Flexible Rate
       Auction Preferred Stock, Series L, M and N.












                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                FORD HOLDINGS, INC.
                     ------------------------------------------
                                    (Registrant)





Date: May 11, 1995           By:        /s/ Eric A. Law
      ------------               --------------------------------
                                 Eric A. Law
                                 Vice President - Controller
                                 (principal Accounting officer)

                                  EXHIBIT INDEX
                                  -------------
                                                                             Sequential
                                                                             Page Number
Designation                        Description                              at Which Found
- -----------       ---------------------------------------------------       --------------
Exhibit 12       Ford Holdings, Inc. and Subsidiaries                        9
                 Calculation of Ratio of Earnings to Combined
                 Fixed Charges and Preferred Stock Dividends


Exhibit 15       Letter of Coopers & Lybrand L.L.P.,                        10
                 Independent Public Accountants,
                 May 10, 1995, relating to Financial Information


Exhibit 27       Financial Data Schedule - Ford Holdings, Inc.              (Not Included)
                 and Subsidiaries

