Form 10-Q
period 1995-06-30
FORD HOLDINGS INC
filed 1995-07-27
CIK 857775

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995              OR
                               -------------------------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------


                 Commission file number    0-18263
                                        -------------

                          Ford Holdings, Inc.
                          -------------------
        (Exact name of registrant as specified in its charter)


   Incorporated in Delaware                 38-2890269
- -------------------------------       ----------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification Number)


The American Road, Dearborn, Michigan                    48121
- -------------------------------------                    -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  313-322-3000
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

As of July 27, 1995, the Registrant had outstanding 1,099 shares of Common Stock, all of which were held, directly or indirectly, by Ford Motor Company.

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

                     Ford Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF INCOME
                      --------------------------------

                For the Periods Ended June 30, 1995 and 1994
                              (in millions)

                                                    Second Quarter                 First Half
                                                --------------------       -------------------------
                                                 1995          1994          1995              1994
                                                ------        ------       --------           ------
                                                    (unaudited)                  (unaudited)
Revenues
Financing revenues                             $1,316         $1,074          $2,565          $2,116
Investment and other income                       251            152             484             307
Insurance premiums earned                         167            169             333             343
                                               ------         ------          ------          ------
  Total revenues                                1,734          1,395           3,382           2,766

Expenses
Interest expense                                  625            476           1,220             927
Operating and other expenses                      458            353             880             717
Provision for credit losses                       182            153             357             283
Insurance claims                                  106            106             203             217
Depreciation                                       67             48             116              96
Interest credited on annuity contracts             43             25              82              48
Amortization of policy acquisition costs           15             21              32              43
                                               ------         ------          ------          ------
  Total expenses                                1,496          1,182           2,890           2,331
                                               ------         ------          ------          ------

Income before income taxes                        238            213             492             435

Provision for income taxes                         92             79             188             162
                                               ------         ------          ------          ------

Income before minority interests                  146            134             304             273

Minority interests in net income/(loss)
 of subsidiaries                                    8             (1)              7              (2)
                                               ------         ------          ------          ------

Net income                                     $  138         $  135          $  297          $  275
                                               ======         ======          ======          ======




                            Ford Holdings, Inc. and Subsidiaries

                                 CONSOLIDATED BALANCE SHEET
                                 --------------------------
                                       (in millions)

                                                                   June 30,        Dec. 31,
                                                                     1995            1994
                                                                  ----------       --------
                                                                  (unaudited)
ASSETS
Cash and cash equivalents                                         $ 1,036           $   968
Investments in securities                                           5,694             4,979
Finance receivables, net                                           32,015            29,362
Accounts and notes receivable                                         391               415
Receivables from Ford and affiliated companies                        432               167
Investments in direct financing leases, net                         4,585             4,404
Investments in operating leases, net                                1,616             1,579
Goodwill                                                            1,739             1,768
Deferred policy acquisition costs                                     285               253
Other assets                                                          467               478
                                                                  -------           -------

     Total assets                                                 $48,260           $44,373
                                                                  =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $   544           $   469
Payables to Ford and affiliated companies                             127               187
Unpaid insurance claims                                               150               150
Annuity contracts                                                   2,969             2,722
Unearned insurance premiums                                           920               914
Debt                                                               36,722            33,820
Other liabilities and deferred income                               1,246             1,096
                                                                  -------           -------
     Total liabilities                                             42,678            39,358

Stockholders' equity
Preferred Stock, $1 par value                                       1,976             1,875
Common Stock, $1 par value,
 authorized - 10,000 shares;
 issued and outstanding - 1,099 shares                                  *                 *
Capital in excess of par value of stock                               965               965
Unrealized gain/(loss) on investments in
 securities, net of taxes, and other                                   61              (160)
Earnings retained for use in business                               2,580             2,335
                                                                  -------           -------
     Total stockholders' equity                                     5,582             5,015
                                                                  -------           -------

     Total liabilities and stockholders' equity                   $48,260           $44,373
                                                                  =======           =======

- - - - - -
*Less than $50,000

                                Ford Holdings, Inc. and Subsidiaries

                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             ----------------------------------------------

                              For the Periods Ended June 30, 1995 and 1994
                                             (in millions)

                                                                         First Half
                                                                   ------------------------
                                                                     1995            1994
                                                                   ---------       --------
                                                                          (unaudited)

Cash and cash equivalents at January 1                            $    968        $   823

Cash flows from operating activities before securities trading         617            422
Net sales of trading securities                                        285            167
                                                                  --------        -------
   Net cash flows from operating activities                            902            589

Cash flows from investing activities
 Acquisitions of finance receivables                               (16,503)       (13,397)
 Collections of finance receivables                                 13,369         11,056
 Purchases of securities                                            (3,289)        (6,209)
 Sales and maturities of securities                                  2,609          5,829
 Recovery of equipment costs and residual interests                    471            395
 Cost of equipment and lease receivables acquired                     (635)          (493)
 Other                                                                  (9)           174
                                                                  --------        -------
   Net cash used in investing activities                            (3,987)        (2,645)

Cash flows from financing activities
 Issuance of Preferred Stock                                           101              1
 Proceeds from issuance of long-term debt                                 3,343     1,744
 Principal payments on long-term debt                               (1,127)        (1,099)
 Changes in short-term debt                                            686          1,100
 Dividends paid to shareholders                                        (67)           (45)
 Receipts from annuity contracts, net                                  247            519
 Other                                                                 (30)            20
                                                                  --------        -------
   Net cash provided by financing activities                         3,153          2,240

Net increase in cash and cash equivalents                               68            184
                                                                  --------        -------

Cash and cash equivalents at June 30                              $  1,036        $ 1,007
                                                                  ========        =======



Coopers
& Lybrand
                                               certified public accountants







                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Holdings, Inc.


We have reviewed the consolidated balance sheet of Ford Holdings, Inc. and Subsidiaries at June 30, 1995 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended June 30, 1995. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
July 19, 1995

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- ----------------------------------------------------------

OVERVIEW

The Company's net income in the second quarter of 1995 was $138 million, up $3 million from the $135 million earned in the second quarter of 1994. The increase resulted primarily from improved earnings at The Associates and USL Capital, offset partially by lower earnings at American Road.

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


RESULTS OF OPERATIONS:  SECOND QUARTER 1995 COMPARED WITH SECOND
QUARTER 1994

The Associates earned a record $141 million in the second quarter of 1995, compared with $121 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins.

USL Capital earned a record $30 million in the second quarter of 1995, compared with $27 million a year ago. The increase reflected higher levels of earning assets and higher gains on asset sales.

American Road incurred a loss of $9 million in the second quarter of 1995, compared with earnings of $13 million in the same period in 1994. The decrease was more than explained by lower underwriting results in floor plan products, the dissolution of an operating subsidiary, and the restructuring of the annuity investment portfolio, partially offset by improved investment income from other portfolios.


FIRST HALF 1995 COMPARED WITH FIRST HALF 1994

The Company's net income in the first half of 1995 was $297 million, up $22 million from the $275 million earned in the first half of 1994. The increase resulted primarily from improved earnings at The Associates and USL Capital, offset by lower earnings at American Road.

The Associates earned a record $293 million in the first half of 1995, compared with $249 million a year ago. The improvement reflected primarily the same factors as those described in the discussion of second quarter results of operations.

USL Capital's net income in the first half of 1995 was a record
$56 million, compared with $48 million a year ago. The improvement reflected the same factors as those described in the discussion of second quarter results of operations.

American Road incurred a loss of $4 million in the first half of 1995, compared with earnings of $30 million a year ago. The decrease reflected the same factors as those described in the discussion of second quarter results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments in securities totaled $6.7 billion at June 30, 1995, up $783 million from December 31, 1994.

Net receivables and lease investments were $39 billion at June 30, 1995, up $3.1 billion from December 31, 1994. The increase reflected continued growth in earning assets at The
Associates and USL Capital.

Total debt was $36.7 billion at June 30, 1995, up $2.9 billion from December 31, 1994. The increase resulted primarily from higher debt levels required to finance growth in earning assets at The Associates and USL Capital.

The liability for annuity contracts was $3 billion at June 30, 1995, up $247 million from December 31, 1994.

Insurance premiums written by American Road were $151 million during the first half of 1995, compared with $159 million a year ago.

At June 30, 1995, the Company had approximately $11.4 billion of support facilities, all of which were contractually committed.
Less than 1% of these facilities were in use at that date.

In June 1995, Ford Holdings sold 500 shares of its Series O and
500 shares of its Series P Flexible Rate Auction Preferred Stock having an aggregate liquidation preference of $100 million.


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

(a)  Exhibits

     Please refer to the Exhibit Index on page 9 for Exhibits 12, 15, and 27.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.









                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         FORD HOLDINGS, INC.
                                ---------------------------------
                                            (Registrant)





Date:  July 27, 1995           By:        /s/ Eric A. Law
      ---------------             -------------------------------
                                  Eric A. Law
                                  Vice President - Controller
                                  (principal Accounting officer)

                                EXHIBIT INDEX
                                -------------

                                                                        Sequential
                                                                        Page Number
Designation                      Description                           at Which Found
- -----------    -----------------------------------------------         --------------
Exhibit 12     Ford Holdings, Inc. and Subsidiaries                         10
               Calculation of Ratio of Earnings to Combined
               Fixed Charges and Preferred Stock Dividends


Exhibit 15     Letter of Coopers & Lybrand L.L.P., Independent              11
               Public Accountants, July 27, 1995,
               relating to Financial Information

Exhibit 27     Financial Data Schedule -- Ford Holdings, Inc.               12
               and Subsidiaries

                                    -9-