Form 10-Q
period 1995-09-30
FORD HOLDINGS INC
filed 1995-11-13
CIK 857775

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                 FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995          OR
                               -------------------------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------

                     Commission file number    0-18263
                                            -------------

                         Ford Holdings, Inc.
                         -------------------
        (Exact name of registrant as specified in its charter)


     Incorporated in Delaware                     38-2890269
  -----------------------------------      ---------------------
  (State or other jurisidction of            (I.R.S. Employer
   incorporation or organization)          Identification Number)


The American Road, Dearborn, Michigan                    48121
-----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  313-322-3000
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

As of November 13, 1995, the Registrant had outstanding 1,099 shares of Common Stock, all of which were held, directly or indirectly, by Ford Motor Company.


                           Page 1 of 11
          Exhibit index located on sequential page number 9

                      Part I. Financial Information
                      -----------------------------

Item 1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the Registrant's Annual Report on Form 10-K (the "10-K
Report") for the year ended December 31, 1994. Reference also should be made to the Annual Report on Form 10-K for the year ended December 30, 1994, and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 of Ford Motor Company, incorporated herein by reference.


                   Ford Holdings, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF INCOME
                     --------------------------------

           For the Periods Ended September 30, 1995 and 1994
                               (in millions)

                                                      Third Quarter                     Nine Months
                                                 -----------------------          -----------------------
                                                  1995             1994            1995             1994
                                                 ------           ------          ------            -----
                                                       (unaudited)                      (unaudited)
Revenues
Financing revenues                               $1,368           $1,141          $3,933           $3,257
Investment and other income                         280              220             764              527
Insurance premiums earned                           136              168             469              511
                                                 ------           ------          ------           ------
  Total revenues                                  1,784            1,529           5,166            4,295

Expenses
Interest expense                                    650              512           1,870            1,439
Operating and other expenses                        470              406           1,350            1,123
Provision for credit losses                         191              153             548              436
Insurance claims                                     69              109             272              326
Depreciation                                         50               47             166              143
Interest credited on annuity contracts               43               32             125               80
Amortization of policy acquisition costs             25               20              57               63
                                                 ------           ------          ------           ------
  Total expenses                                  1,498            1,279           4,388            3,610
                                                 ------           ------          ------           ------

Income before income taxes                          286              250             778              685

Provision for income taxes                          105               89             293              251
                                                 ------           ------          ------           ------

Income before minority interests                    181              161             485              434

Minority interests in net income/(loss)
 of subsidiaries                                      0                1               7               (1)
                                                 ------           ------          ------           ------

Net income                                       $  181           $  160          $  478           $  435
                                                 ======           ======          ======           ======



                                   Ford Holdings, Inc. and Subsidiaries

                                       CONSOLIDATED BALANCE SHEET
                                       --------------------------
                                              (in millions)

                                                                       Sept. 30,       Dec. 31,
                                                                         1995            1994
                                                                      ----------      ---------
                                                                      (unaudited)
ASSETS
Cash and cash equivalents                                             $   876         $   968
Investments in securities                                               5,887           4,979
Finance receivables, net                                               33,358          29,362
Accounts and notes receivable                                             509             415
Receivables from Ford and affiliated companies                            500             167
Investments in direct financing leases, net                             4,662           4,404
Investments in operating leases, net                                    1,685           1,579
Goodwill                                                                1,725           1,768
Deferred policy acquisition costs                                         243             253
Other assets                                                              529             478
                                                                      -------         -------

     Total assets                                                     $49,974         $44,373
                                                                      =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $   571         $   469
Payables to Ford and affiliated companies                                  99             187
Insurance-related liabilities                                           1,090           1,064
Annuity contracts                                                       2,998           2,722
Debt                                                                   38,100          33,820
Other liabilities and deferred income                                   1,399           1,096
                                                                      -------         -------
     Total liabilities                                                 44,257          39,358

Stockholders' equity
Preferred Stock, $1 par value                                           1,976           1,875
Common Stock, $1 par value,
 authorized - 10,000 shares;
 issued and outstanding - 1,099 shares                                      *               *
Capital in excess of par value of stock                                   965             965
Unrealized gain/(loss) on investments in
 securities, net of taxes, and other                                       48            (160)
Earnings retained for use in business                                   2,728           2,335
                                                                      -------         -------
     Total stockholders' equity                                         5,717           5,015
                                                                      -------         -------

     Total liabilities and stockholders' equity                       $49,974         $44,373
                                                                      =======         =======

- - - - -
*Less than $50,000
                                                   -3-

                                  Ford Holdings, Inc. and Subsidiaries

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              ----------------------------------------------

                             For the Periods Ended September 30, 1995 and 1994
                                              (in millions)


                                                                             Nine Months
                                                                      --------------------------
                                                                         1995            1994
                                                                      ---------        ---------
                                                                              (unaudited)
Cash and cash equivalents at January 1                                $    968        $   823

Cash flows from operating activities before securities trading           1,227          1,025
Net sales/(purchases) of trading securities                                256            (32)
                                                                      --------        -------
   Net cash flows from operating activities                              1,483            993

Cash flows from investing activities
 Acquisitions of finance receivables                                   (25,094)       (20,464)
 Collections of finance receivables                                     20,448         16,939
 Purchases of securities                                                (4,434)        (9,296)
 Sales and maturities of securities                                      3,607          8,527
 Recovery of equipment costs and residual interests                        672            607
 Cost of equipment and lease receivables acquired                       (1,040)          (776)
 Acquisitions of other companies                                             -           (426)
 Other                                                                    (245)           100
                                                                       -------        -------
   Net cash used in investing activities                                (6,086)        (4,789)

Cash flows from financing activities
 Issuance of Preferred Stock                                               101            201
 Proceeds from issuance of long-term debt                                 4,714         2,926
 Principal payments on long-term debt                                   (1,612)        (1,442)
 Changes in short-term debt                                              1,178          1,445
 Dividends paid to shareholders                                           (104)           (66)
 Receipts from annuity contracts, net                                      276            875
 Other                                                                     (42)            39
                                                                      --------        -------
   Net cash provided by financing activities                             4,511          3,978

Net increase in cash and cash equivalents                                  (92)           182
                                                                      --------        -------

Cash and cash equivalents at September 30                             $    876        $ 1,005
                                                                      ========        =======

Coopers
& Lybrand                                      certified public accountants




                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Ford Holdings, Inc.


We have reviewed the consolidated balance sheet of Ford Holdings, Inc. and Subsidiaries at September 30, 1995 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended September 30, 1995. These financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 18, 1995

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
----------------------------------------------------------

OVERVIEW

The Company's net income in the third quarter of 1995 was $181 million, compared with $160 million earned in the third quarter of 1994. The increase resulted primarily from improved earnings at The Associates and USL Capital, offset partially by lower earnings at American Road.

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


RESULTS OF OPERATIONS:  THIRD QUARTER 1995 COMPARED WITH THIRD
QUARTER 1994

The Associates earned a record $171 million in the third quarter of 1995, compared with $151 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins.

USL Capital earned a record $31 million in the third quarter of 1995, compared with $27 million a year ago. The improvement resulted primarily from higher levels of earning assets.

American Road earned $9 million in the third quarter of 1995, compared with $14 million a year ago. The decrease reflected primarily lower investment income.


FIRST NINE MONTHS 1995 COMPARED WITH FIRST NINE MONTHS 1994

The Company's net income in the first nine months of 1995 was $478 million, compared with $435 million in the first nine months of 1994. The increase resulted primarily from improved earnings at The Associates and USL Capital, offset partially by lower earnings at American Road.

The Associates earned a record $464 million in the first nine months of 1995, compared with $400 million a year ago. The improvement reflected primarily the same factors as those described in the discussion of third quarter results of operations.

USL Capital earned a record $87 million, compared with $75 million a year ago. The improvement reflected higher levels of earning assets and higher gains on asset sales.

American Road earned $5 million in the first nine months of 1995, compared with $44 million a year ago. The decrease reflected primarily lower underwriting results in floor plan products, the restructuring of the annuity investment portfolio, and the dissolution of an operating subsidiary.


RECENT DEVELOPMENTS

Ford Motor Company ("Ford") has announced that it is reviewing alternative strategies for the non-automotive affiliates of its Financial Services operations. Alternatives being reviewed include the sale by Ford Holdings of a portion of The Associates and sale of all or a portion of USL Capital. No decisions have been made at this time.

Ford Holdings has announced its intention to exchange for cash its outstanding preferred stock (totaling about $2 billion) by means of a cash-out merger, subject to approval by the holders of a majority of the voting power of the outstanding capital stock of Ford Holdings. Because Ford directly or indirectly owns all the outstanding common stock of Ford Holdings, representing 75% of the combined voting power of all classes of capital stock of Ford Holdings, stockholder approval is assured. As provided in the terms of the preferred stock, Ford Holdings will pay the preferred stockholders the liquidation preference of the stock, i.e., the price at which the stock was originally issued, plus accrued dividends. Ford Holdings expects to fund the cash-out merger primarily with bank loans. It is anticipated that the merger will become effective by the end of 1995. However, see Part II., "Other Information", Item 1., "Legal Proceedings", for a discussion of a lawsuit seeking to enjoin the merger. Ford Holdings has filed with the Securities and Exchange Commission (the "Commission") a Schedule 13E-3 and a Schedule 14C relating to the merger, which are being reviewed by the Commission.

The boards of directors of Ford and Ford Holdings have approved a plan of reorganization of the Financial Services operations that will affect Ford Holdings. The purpose of the reorganization is to align more closely under a single subsidiary legal ownership of the Financial Services affiliates with management responsibility for such affiliates. The reorganization would take place regardless of the potential sale of a portion of The Associates or the sale of all or a portion of USL Capital. This plan of reorganization would include the creation of a new subsidiary ("Newco") into which Ford Holdings would contribute The Associates in exchange for common stock of Newco and the assumption of certain debt of Ford Holdings and into which Ford would contribute the common stock of one or more of its Financial Services affiliates in exchange for a class of Newco common stock that will have controlling voting power of Newco, but otherwise will be equal to all other common stock of Newco as to the payment of dividends, etc. Certain aspects of the reorganization are subject to regulatory approvals.

American Road has agreed to sell its annuity business to SunAmerica Inc. for $172.5 million. The sale is expected to be completed in early 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments in securities totaled $6.8 billion at September 30, 1995, up $816 million from December 31,
1994.

Net receivables and lease investments were $40.7 billion at September 30, 1995, up $4.8 billion from December 31, 1994. The increase reflected continued growth in earning assets at The
Associates and USL Capital.

Total debt was $38.1 billion at September 30, 1995, up $4.3 billion from December 31, 1994. The increase resulted primarily from higher debt levels required to finance growth in earning assets at The Associates and USL Capital.

The liability for annuity contracts was $3 billion at September
30, 1995, up $276 million from December 31, 1994.

Insurance premiums written by American Road were $203 million during the first nine months of 1995, compared with $241 million a year ago.

At September 30, 1995, the Company had approximately $11.7 billion of support facilities, all of which were contractually committed. Less than 1% of these facilities were in use at that date.



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

                       Part II.  Other Information
                       ---------------------------
Item 1.  Legal Proceedings
--------------------------

On November 3, 1995, a purported class action lawsuit was filed in the Court of Chancery of Delaware, New Castle County by Weldon
D. Sanders on behalf of himself and all other holders of outstanding preferred stock of Ford Holdings (the "plaintiffs") against Ford Holdings, its directors and certain of its affiliates (including Ford) (the "defendants"). The complaint alleges among other things that in approving the cash-out merger described under Part I., "Financial Information", Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations", the defendants breached their fiduciary duties and contractual obligations. The plaintiffs seek an unspecified amount of damages and seek to have the cash-out merger enjoined. Ford Holdings believes the lawsuit is without merit and that it will prevail in the matter.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)    Exhibits

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


                                    FORD HOLDINGS, INC.
                             ------------------------------------
                                      (Registrant)


Date: November 13, 1995      By:      /s/ Eric A. Law
                                ---------------------------------
                                Eric A. Law
                                Vice President - Controller
                                (principal Accounting officer)

                               EXHIBIT INDEX
                               -------------

                                                                                           Sequential
                                                                                           Page Number
Designation                       Description                             at Which Found
-----------     -----------------------------------------------           --------------
Exhibit 12      Ford Holdings, Inc. and Subsidiaries                                                  10
                Calculation of Ratio of Earnings to Combined
                Fixed Charges and Preferred Stock Dividends


Exhibit 15      Letter of Coopers & Lybrand L.L.P., Independent                            11
                Public Accountants, November 10, 1995,
                relating to Financial Information

Exhibit 27      Financial Data Schedule -- Ford Holdings, Inc.            (Not included)
                and Subsidiaries



                                     -9-